Form 10KSB
period 1996-12-31
HEALTHDESK CORP
filed 1997-03-28
CIK 1023767

--------------------------------------------------------------------------------

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


             X  Annual Report Pursuant to Section 13 or 15(d) of the
           -----         Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1996


            Transition Report Pursuant to Section 13 or 15(d) of the
      -----              Securities Exchange Act of 1994
                         Commission File Number. 0-21819


                             HealthDesk Corporation
                 (Exact name of Company as specified in charter)

         California                                  94-3165144
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

  2560 Ninth Street, Suite 220, Berkeley, California             94710
       (Address of principal executive offices)                (Zip Code)

                                 (510) 883-2160
                (Company's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:  None
Securities registered pursuant to Section 12 (g) of the Act:  Common Stock, no
                                                              Par Value
                                                              Redeemable
                                                              Warrants


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes    No  X
                                                                       --    --

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     The Company's revenue for the most recent fiscal year is $52,225.

     As of March 17, 1997, the aggregate market value of the Company's voting stock held by non-affiliates was $12,758,880 (Excludes 2,203,000 shares of voting stock held by directors, officers and 5% or more shareholders). As of March 17, 1997, there were 5,389,720 shares of the Company's Common Stock outstanding and 1,955,000 Redeemable Warrants outstanding.

                      DOUCMENTS INCORPORATED BY REFERENCE:

     (1) Definitive proxy statement to be filed with the Securities and Exchange Commission relating to the Company's 1997 Annual Meeting of Shareholders (Item 10-12 of Part III of Form 10-KSB).

     Transitional Small Business Disclosure Format Yes    No X
                                                      ---   ---
     The exhibit index appears on page 28 of this Form 10-KSB Report.

--------------------------------------------------------------------------------

                                      INDEX

                  Part I                                                                                  Page
Item 1   Description of Business.........................................................................    3

Item 2   Description of Properties.......................................................................   20

Item 3   Legal Proceedings...............................................................................   21

Item 4   Submission of Matters to a Vote of Security Holders.............................................   21

                  Part II

Item 5   Market for Common Equity and Related Stockholder Matters........................................   22

Item 6   Management's Discussion and Analysis of Financial Condition and Results of Operations...........   22

Item 7   Financial Statements............................................................................   25

Item 8   Changes In & Disagreements with Accountants on Accounting & Financial Disclosures...............   25


                  Part III

Item 9   Directors, Executive Officers, Promoters & Control Persons; Compliance with Section 16(a) of the
         Exchange Act....................................................................................   26

Item 10  Executive Compensation..........................................................................   28

Item 11  Security Ownership of Certain Beneficial Owners and Management..................................   28

Item 12  Certain Relationships & Related Transactions....................................................   28

Item 13  Exhibits and Reports on Form 8-K................................................................   28

                                     Part I

Item 1.    Description of Business.

Background


     HealthDesk Corporation (the "Company), a development stage company, is engaged in designing, developing and marketing HealthDesk(R) OnLine, a healthcare management and information system which enables consumers to take a more active role in their personal and family health. HealthDesk OnLine features easy-to-use Windows-based software designed to develop personal medical records and health management programs and access education, health related information from the Company's private Website and over the Internet. The Company's proposed system is intended to lower the cost and improve the quality and accessibility of healthcare by promoting preventive maintenance and patient compliance and permitting electronic mail communications between consumers and healthcare providers and payers. HealthDesk OnLine is being developed in response to perceived market opportunities arising from increasing efforts of industry participants to stem the escalating cost of healthcare.

Market Trends


     According to the Congressional Budget Office, annual healthcare expenditures in the United States have grown from approximately $470 billion in 1982 to more than $1 trillion in 1995, representing more than 14% of the gross national product. It is estimated that more than $270 billion is spent on the treatment and related costs of chronic diseases such as diabetes, HIV/AIDS, cancer, cardio-vascular disease, obstructive pulmonary disease and asthma. In response to escalating healthcare costs, federal and state government authorities have increasingly emphasized stringent cost containment measures, and healthcare payers and providers have focused on programs which reduce the costs of providing medical products and services and managing chronic diseases. Inasmuch as the Company is a development stage company seeking to develop and commercialize a new product, aggregate expenditures on healthcare in general and chronic diseases in particular, may not be directly relevant to the Company's current prospects.

     The Company believes that the broad range of capabilities combined in HealthDesk OnLine, including the system's desktop and online functionality, and the system's ability to link consumers with healthcare payers and providers, differentiate HealthDesk OnLine from competitive products and make it attractive to potential sponsoring organizations seeking to contain healthcare costs. The Company believes that the following key trends will contribute favorably to expected demand for HealthDesk OnLine:

    o Proliferation of Managed Care and Competitive Pressures: The healthcare industry has undergone significant transformation in recent years. With the proliferation of managed care, employers, consumers and other purchasers of healthcare have greater access to an increasing number of managed care organizations which are experiencing competitive pressures to differentiate their healthcare product and service offerings to attract and retain members.

    o Continuing Penetration of Computers and Modems in the Home: An increasing percentage of computer owners also own modems, which are being pre-installed in a growing number of new computers. The Software Publishers Association estimates that approximately 33.9 million or 34% of households in the United States owned a personal computer as of 1995, of which approximately 70% also owned a modem. The Company believes that this growth is accompanied by increasing use of computers for communications such as facsimile transmissions and electronic mail.


                                       3
    o Growth of the Informational and Commercial Applications and Resources of the Internet: Use of the Internet has grown rapidly since it commercialization in the early 1990s. An increasing number of servers and Websites are connected to the Internet, making available educational and healthcare text, graphics and audio and video information which may be accessed by consumers. Traditional and emerging Internet applications, including electronic mail and the World Wide Web, are also increasing in popularity. Internet use is also being promoted by the development of user-friendly navigation and search tools designed to simplify consumer access to the Internet's resources.

    o Rapidly Changing Consumer Demands:The Company believes that demand for healthcare information and services is increasing as the "baby boomer" generation reaches its peak healthcare consuming years. Consumers are assuming greater responsibility for their healthcare decisions, seeking as much information as possible when choosing a health plan, doctor or treatment. According to the New York Times, the number of health related sites on the World Wide Web has grown significantly, reflecting the growing demand from consumers for information to help them make more informed choices about their own care.

HealthDesk OnLine

     HealthDesk OnLine software contains several modules for recording information (Health History and Records) and several modules which also monitor the state of the user's lifestyle and efforts at preventive maintenance (Health Diaries). These modules allow users to create an extensive database that can be appended, searched, reviewed and printed at any time. The Company's software also contains modules which provide access to healthcare information from the Company's private Website and over the Internet (Gateways and Services).

     Health History and Records

     Background. The background module is designed to store basic information, such as name, age, sex, address, phone number, social security number, insurance carrier and blood type of a user.

     Personal Conditions. The personal conditions module is designed to track doctor and hospital visits and other important health events, including medications, vaccinations, charges, out-of-pocket expenses and insurance reimbursements.

     Family Health. The family health module is designed to track health information relating to family members that could affect the health profile of a user.

     Medication History. The medication history module is designed to track medication usage, including information relating to dosage, frequency, cost and prescribing physician.

     Supplies. The supplies module is designed to track health-related supplies, such as bandages or syringes used on a regular basis, inventory and costs.

     Finances. The finances module is designed to collect and store information from other health records modules to enable a user to organize and track comprehensive medical costs.

     Health Diaries

     Exercise. The exercise module is designed to track exercise activities, including aerobics, running, walking, weight lifting, swimming and bicycling.

     Heart Health.The heart health module is designed to track serum cholesterol levels, blood pressure and pulse.

     Weight. The weight module is designed to track body fat, calorie intake, calories burned and weight.

     Vital Signs. The vital signs module is designed to track blood pressure, weight, height, pulse and basal temperature.

     Medications. The medications module is designed to track the date and time medication is taken by the user.

     Nutrition. The nutrition module is designed to track caloric intake and calories burned, as well as fat, protein and carbohydrate consumption.

     Each module includes a series of illustrated diagrams, which demonstrate important features relating to a healthcare topic. HealthDesk OnLine software permits a user to add other categories and variables not listed on a module. Readings can be edited, summarized and graphed on-screen for detecting trends and patterns in daily health activities.

     Gateways and Services

     Library. The HealthDesk OnLine library module contains an extensive database of healthcare information, consisting primarily of licensed content. Healthcare information currently includes pamphlets addressing specific diseases and medical issuers; a medical encyclopedia; a pharmacy reference; information relating to self-help groups; and numerous articles from prominent healthcare periodicals such as New England Journal of Medicine and Journal of the American Medical Association. Healthcare information is stored in Company's private Website and is accessed through the use of a web browser incorporated into the Company's software.

     Internet Gateway. The Internet gateway module permits access to the World Wide Web for additional healthcare information through the use of a web browser. Access is limited to Websites which the Company believes provide the most relevant healthcare information.

     Feedback. The feedback module allows users to access user surveys and technical support forms.

     Electronic Mail

     HealthDesk OnLine is designed to permit secure electronic messaging between consumers and healthcare payers and providers. Anticipated communications between consumers, payers and providers relate to enrollment; physician selection; test results and patient information; appointment scheduling; reminders; provider directories; surveys; home treatment; and explanation of benefits. The Company intends to employ RSA Data Security encryption software on both the desktop and database server.

     HealthDesk OnLine has been designed to operate on IBM compatible desktop computers with a minimum requirement of a 80486DX central processing unit and eight megabytes of random access memory. The system runs under Windows 95 and Windows 3.1. Consumers may access the electronic mail system, the Company's private Website and the Internet by dialing a local access number provided by CompuServe. The minimum technical requirement to access the electronic communications features is a 9600 Baud modem.

     Product Development

     The Company's principal efforts to date have been devoted to the design and development of HealthDesk OnLine. For the fiscal years ended December 31, 1995 and 1996, the Company expended approximately $681,000 and $1,623,000, respectively, on product development and disease module development products. Product development expenses are expected to increase through 1997 in connection with market testing activities and disease module development products. Eleven of the Company's twenty-four employees were engaged in product development as of December 31, 1996.


     Although the Company believes that its development efforts relating to the technological aspects of the basic HealthDesk OnLine platform are substantially completed, the Company is continually seeking to refine and enhance the capabilities of its products. The Company intends to continue research and development with regards to refining, enhancing and developing system capabilities and features, including the following:

     Electronic Newsletter. The Company has recently incorporated into its software an electronic newsletter function which includes a search engine technology obtained from Verity, Inc. pursuant to a three year non-exclusive license. Such technology is designed to automatically search content databases and websites by topic of interest on a periodic basis. The Company intends to use this capability to create reports in the form of personalized newsletters which may be updated on a regular basis by the Company. The Company believes that such newsletter also presents a significant opportunity for advertising and promotional "tie-ins" with corporate sponsors.

     "Chat" Capabilities. The Company will seek to develop and incorporate online "chat" capabilities and sponsored healthcare forums into HealthDesk OnLine. The Company anticipates that these features will provide consumers with an opportunity to discuss healthcare issues with other consumers and healthcare experts.

     Health Risk Assessment. The Company will seek to incorporate into its software, content and algorithms designed to assist in health risk assessment by providing feedback with respect to the likelihood of risk of certain diseases based on health information input by the user. The Company is seeking to enter into a third-party license agreement in connection with such enhancement.

     Symptom Triage. The Company has recently incorporated into its products software obtained from Healthwise, Inc. pursuant to a non-exclusive license. Such software is designed to provide specific responses for treatment based on information relating to symptoms input by the user.

     Medical Device Integration. The Company may also seek to develop features which will facilitate the input of data from medical devices, such as blood pressure cuffs, blood glucose monitors and peak flow meters, directly into HealthDesk OnLine which data may be monitored by healthcare providers. Any such feature may require the Company and/or the medical device manufacturer to obtain pre-marketing regulator approvals. See "Government Regulation."

     Call Center. In the future, the Company may evaluate the feasibility of offering call center services which would allow consumers to speak with a nurse or other medical practitioner by phone. The Company believes that a call center capability would enhance patient compliance with disease management programs. In the event that the Company seeks to develop such capability, it will become subject to increased government regulation. See "Government Regulation."

     In addition, the Company intends to develop specific disease management modules designed to monitor chronic conditions. The Company believes that disease specific disease management modules may increase compliance with treatment programs designed to address the lifestyle of chronically-ill patients. In January 1997, the Company and MIIX entered into an agreement that the Company will design, develop and test a software module for diabetes patients. The agreement provides for MIIX to fund up to $500,000 of the cost of developing such module, subject to mutually agreed milestones, including target dates and acceptance criteria. The agreement also requires that the Company grant to MIIX a right of offer to fund the development of other modules.

     The markets for the Company's products are characterized by rapidly changing technology and evolving industry standards, often resulting in product obsolescence or short product life cycles. Accordingly, the ability of the Company to compete will be dependent on the Company's ability to complete development and introduce HealthDesk OnLine into the marketplace in a timely manner, to continually enhance and improve its software and to successfully develop and market new products. There can be no assurance that competitors will not develop technologies or products that render the Company's products obsolete or less marketable or that the Company will be able to successfully enhance its products or develop new products.

     Market Testing

     In July 1996, the Company commenced preliminary market testing of HealthDesk OnLine pursuant to a license agreement with Blue Cross Blue Shield of Massachusetts ("BCMA"). The Company agreed to grant to BCMA a limited, non-exclusive, non-transferable license to use the HealthDesk trademark and to distribute HealthDesk OnLine to its members, subscribers and insurers. The Company also agreed that until the end of 1997 it will not grant a license to any health maintenance organization which includes rights to distribute HealthDesk OnLine to members in Massachusetts.

     The Company has modified HealthDesk OnLine to satisfy BCMA's requirements and BCMA is currently testing such product. In the event of successful initial acceptance testing, the proposed market test contemplates that BCMA will distribute HealthDesk OnLine to up to 50 of its employees during a period of ninety days commencing November 1, 1996 and thereafter BCMA will have an additional thirty days to determine whether to distribute HealthDesk OnLine to up to 500 of its members. As of March 1997, BCMA has extended the pilot agreement to November 1997. Under the agreement extension BCMA has the option to include in the pilot the diabetes disease state module and the upgraded general health module. The market test is intended to provide information on the product's usability and acceptance by consumers and to test the technical aspects of the Company's software. The Company also entered into a license agreement with Blue Cross Blue Shield of Iowa ("BCI"), which was completed in March 1997, to conduct similar market testing to up to 150 of BCI employee households. BCI has commenced distributing HealthDesk OnLine to its employees.

     The agreements with BCMA and BCI require each to pay development fees in the event they require modifications to HealthDesk OnLine. The agreements also provide for the payment of member maintenance fees; installation fees; transaction fees; and online service fees. The Company has waived payment of a master license fee in connection with each agreement. The Company's agreement with BCMA terminates on April 1, 1997, unless otherwise extended, provided that for a period of six months following termination the Company may not grant a license to any health maintenance organization which includes rights to distribute HealthDesk OnLine to members in Massachusetts. The Company's agreement with BCI has expired in March 1997.

     The Company currently proposes to conduct market testing of HealthDesk OnLine with BCMA and BCI and other potential sponsoring organizations. The Company's success may be highly dependent upon the results of market testing and there can be no assurance that such tests will be successful. If such tests are not successful, the Company will be required to attempt to enhance or modify HealthDesk OnLine so that it will meet with sponsoring organization and consumer acceptance. There can be no assurance that the Company will be able to modify HealthDesk OnLine so that positive test results can be demonstrated. Even if test results are positive, there can be no assurance that sponsoring organizations will be sufficiently encouraged by the results to commit to use HealthDesk OnLine on a non-market test basis. They may elect to utilize other products, services or technologies which they believe to be more efficient or have other cost advantages over the Company's system. In addition, there can be no assurance that positive test results will translate into consumer acceptance over a longer period of time or that sponsoring organizations or consumers will be satisfied with operational results. In 1994, Kaiser and Quantum conducted limited consumer acceptance testing activities with respect to the Company's initial product and a specific disease software module. While the Company believes that the results of such testing were positive, the Company does not have any further arrangements with either Kaiser or Quantum to test such products.

     Potential Markets and Marketing

     The Company initially intends to offer HealthDesk OnLine with no license fee to potential sponsoring organizations willing to participate in market testing in order to closely monitor performance and provide support for the users of such product. Such activities are expected to allow the Company to adapt and revise its proposed products in light of market needs and user feedback, to develop pricing strategies relative to cost structure, to test new products and features to correct software or product defects which may arise. Thereafter, although the Company will seek to develop and commercialize specific disease management modules, the Company's primary marketing strategy is to license HealthDesk OnLine to sponsoring organizations (including pharmaceutical companies, managed care organizations, disease management companies, employers and affinity groups) with access to significant numbers of potential subscribers. The Company believes that the addition of HealthDesk OnLine to the products and services of sponsoring organizations could enhance the competitive position of such organizations by differentiating such organizations' products and services from those of competitors.

     The Company intends to focus its efforts on healthcare organizations primarily responsible for bearing the financial risk of patients with chronic disease. The Company's agreement with MIIX requires that the Company pay royalties to MIIX ranging from 3% to 10% of revenues derived from the sale or license of a software module designed for diabetes patients.

     The Company is currently evaluating various other commercialization strategies, including the license of HealthDesk OnLine to manufacturers of medical devices, pursuant to arrangements by which such manufacturers would bundle such product with the products of such manufacturers. The Company does not have any specific plans or arrangements with respect to such products and any such arrangements could require the Company and/or a medical device manufacturer to obtain pre-marketing regulatory approvals. See "Government Regulation."

     The Company may also seek to establish strategic relationships with third parties relating to product development and marketing. In May 1996, the Company entered into cross-license agreements with Patient Infosystems Inc. ("PII"), formerly know as Disease State Management, Inc., a company engaged in providing healthcare information systems designed to improve patient compliance. Pursuant to such agreements, the Company granted to PII a non-exclusive right to market HealthDesk OnLine and PII granted to the Company a non-exclusive right to market PII's advanced voice recognition telephone system capabilities. The Company believes that such arrangement will permit the Company to offer its services to patients who do not have access to personal computers.

     Under the agreements, each party agreed to seek cost estimates (which would be based on direct costs incurred) in developing modifications necessary to deliver specific services requested by potential customers. Operational fees would be based on certain assumptions contained in the agreements (subject to the parties' standard terms and conditions). The agreements have an initial term of six months and automatically renew for successive terms unless either party gives 30 days' written notice prior to the termination of any renewal term. The agreements provide for each party to pay an initial license fee of $25,000 and $25,000 for each renewal term. John Pappajohn, a principal shareholder of the Company, is a principal shareholder and director of PII. Edgewater, a principal shareholder of the Company, is also a principal shareholder of PII. PII may be a competitor of the Company. See "Note 9 to Financial Statements" and "Certain Relationships & Related Transactions."

     The Company's prospects will be substantially affected by its ability to successfully develop and maintain relationships with key sponsoring organizations, which will promote their services using HealthDesk OnLine and, at the same time attract significant numbers of subscribers. The Company's revenues from third-party marketing arrangements are generally expected to be lower than if the Company sold is products directly to end-users, although the Company would not incur the expense of creating a distribution network and would anticipate a greater volume of end-user sales. To the extent that the Company is ultimately able to enter into satisfactory third-party marketing arrangements, the Company will be largely dependent on the efforts of such third parties. In the case of any such arrangements, the Company's products will require adaptation for specific customers, which could delay product commercialization. In addition, the Company will be dependent on the marketing efforts of third parties and on the marketability and sales of their products. There can be no assurance that the Company will be able to enter into third-party marketing arrangements, that it will be able to adapt its products for specific customers on a timely basis, or at all, or that the Company will realize substantial revenues from any such arrangements

     The Company's executive officers and marketing staff of three persons are currently responsible for substantially all of the Company's marketing efforts. Because of the nature of the Company's business, the Company's executive officers are expected to continue to devote significant time to develop personal relationships with senior contacts at sponsoring organizations. The Company's ability to market HealthDesk OnLine may be limited by the number of marketing personnel and will be largely dependent upon the efforts of such individuals. HealthDesk, the Company's initial product, is currently marketed directly to consumers pursuant to agreements with two independent sales representatives. The Company does not expect future revenues derived from such product to be meaningful.

     The Company's marketing strategy and preliminary and future marketing plans may be unsuccessful and are subject to change as a result of a number of factors, including progress or delays in the Company's marketing efforts, changes in market conditions (including the emergence of potentially significant related market segments for applications of the Company's technology), the nature of possible license and distribution arrangements which may become available to it in the future and economic, political, regulatory and competitive factors. There can be no assurance that the Company's strategy will result in successful product commercialization.

     Competition

     The markets that the Company intends to enter are characterized by intense competition and an increasing number of new market entrants who developed competitive products. The Company will face competition from numerous sources, including prospective customers which may develop and market their own competitive products and services, health information system vendors, software companies and online and Internet service providers. The Company believes that competition will be based primarily on ease of use, features (including communications capabilities and content) and price. The Company believes that the combination of desktop and online functionality of HealthDesk OnLine may provide the Company with a competitive advantage.

     In addition, certain companies have developed or may be expected to develop technologies or products in related market segments which could compete with certain technologies or products being developed by the Company. The Company expects that companies which have developed or are developing such technologies or products, as well as other companies (including established and newly formed companies) may attempt to develop products directly competitive with HealthDesk OnLine. In particular, several companies, including Healtheon, IBM Global Health Village, MedAccess Corporation, CareSoft, Inc., Access Health, Inc., American's Housecalls Network and Softwatch, have announced plans to develop and commercialize competitive product and service offerings. Among other things, these products and services include the use of the Internet for electronic communication between health plans and consumers regarding plan matters, World Wide Web sites with information regarding healthcare related matters and other Internet based products which are to offer health related information. Certain of such competitors have substantially greater financial, technical, marketing, distribution personnel and other resources than the Company, permitting such companies to implement extensive marketing campaigns, both generally and in response to efforts by additional competitors to enter into new markets and market new products and services.

     Healtheon has announced that it has entered into an agreement with BCMA relating primarily to the electronic exchange of health plan benefit information between consumers and health plans. There can be no assurance that Healtheon's relationship with BCMA will not adversely affect the Company's ability to successfully market HealthDesk OnLine to BCMA or that the Company will be able to compete successfully.

     Infrastructure, Operations and Technology

     The Company intends to make HealthDesk OnLine available to users through a set of network servers housed in Berkeley, California. The Company anticipates that access to the Internet will be provided on a 24 hour a day, seven days a week basis through various communications line providers.

     The Company's operations will depend upon the capacity, reliability and security of its system infrastructure. The Company currently has limited system capacity and will be required to continually expand its system infrastructure to accommodate significant numbers of users and increasing amounts of information they may wish to access. Expansion of the Company's system infrastructure will require substantial financial, operational and management resources. In addition, the Company will be dependent upon Web browsers and third-party Internet and online service providers for access to the Company's services, hardware suppliers for prompt delivery, installation and service of computer equipment used to deliver the Company's services and on content providers to provide current healthcare information for use by consumers.

     The Company has entered into an Online Vendor License Agreement with Information Access Company ("IAC") for online access to an electronic database of proprietary content. The IAC database is currently the principal source of content available on the Company's private Website and includes a wide range of consumer-oriented health publications, medical journals, articles, pamphlets and reference books. The non-exclusive, worldwide, royalty-bearing license requires the Company to include IAC's standard terms and conditions in the Company's standard subscriber terms and conditions, and display certain IAC legends and copyright notices. Either party may terminate the agreement with ninety days' notice after completion of a nine-month beta test period, which expires in May 1997. Thereafter, the agreement continues for a three-year period and may be terminated by either party at the end of each year with ninety days' notice.

     The Company has entered into a Content License Agreement with Healthwise, Inc. ("Healthwise"), a publisher of self care health information for consumers. The agreement provides a non-exclusive, worldwide, license to the Company for the use of certain content published by Healthwise, including the Healthwise Handbook and Pathways. The agreement continues indefinitely and is terminable for cause upon two weeks' notice and without cause upon six months' notice. In addition, the Company has entered into a Software License Agreement with

Healthwise for the use of Healthwise's KnowledgeBase Symptom Manager and Health and Disease Manager software in the Company's products. Such software is designed to allow the Company's customers to triage their symptoms and locate information on specific disease states. The agreement provides for a non-exclusive, worldwide, royalty-bearing license. The agreement has renewable one-year terms, unless terminated by either party upon ninety-days' notice prior to expiration of the then current term.

     The Company has entered into a Subscription License Agreement with Verity, Inc. ("Verity") for the use in the Company's on-line products of certain information indexing and retrieval software. The search engine feature is used to locate content on the IAC database through the Company's development of search queries. The agreement provides for a non-exclusive, worldwide, royalty-bearing license. The agreement expires in May 1997.

     The Company has entered into a license agreement with Netscape, Inc. to license Netscape's browser technology for integration into the Company's product. The license is a royalty bearing non-exclusive license for an initial one year period expiring in September 1997.

     The Company has entered into an OEM Master License Agreement with RSA Data Security, Inc. ("RSA") for the use of certain encryption software to secure the Company's messaging system. The Company intends to use the RSA encryption software on both the desktop as well as the Company's private website to ensure that all communications are secure. Through the use of a public key system of encryption, the Company is able to encode patient communications, which may only be decrypted by the designated receiver. The agreement provides for a non-exclusive, royalty-bearing license.

     The Company believes that if any of such licenses are terminated, that there are multiple other sources from which the Company will be able to license appropriate content or similar technology.

     Potential Liability and Insurance

     In recent years, participants in the healthcare industry have been subject to an increasing number of lawsuits alleging malpractice, product liability and related legal theories, many of which involve large claims and significant defense costs. Due to the nature of its business, the Company could become involved in litigation regarding the healthcare information transmitted over its system with the risk of adverse publicity, significant defense costs and substantial damage awards. The Company has adopted policies and procedures intended to reduce the risk of claims, which include the provision of disclaimers in connection with its services. The Company does not maintain malpractice liability insurance.

     In addition, because healthcare information and materials may be downloaded and may be subsequently distributed to others, there is a potential that claims will be made against the Company for defamation, negligence, copyright or trademark infringement or other theories based on the nature and content of such materials. The Company also could be exposed to liability in connection with the selection of materials that may be accessible over its system. Claims could be made against the Company if material deemed inappropriate for viewing by children could be accessed. The Company carries an umbrella insurance policy with a limit of $4 million in the aggregate, general liability insurance with a limitation of $2 million in aggregate and $1 million per occurrence and errors and omissions insurance with a limitation of $1 million in the aggregate. Nevertheless, the Company's insurance may not cover potential claims of this type or may not be adequate to cover liability that may be imposed or related defense costs. There can be no assurance that the Company will not face claims resulting in substantial liability for which the Company is partially or completely uninsured. Any partially or completely uninsured claim against the Company, if successful and of sufficient magnitude, would have a material adverse effect on the Company.

     Government Regulation

     The healthcare industry is subject to extensive, stringent and frequently changing federal and state regulation which is interpreted and enforced by regulatory authorities with broad discretion. Among other things, theses regulations govern the provision of healthcare services and the marketing of medical devices. These regulations generally predate the development of products and services such as those offered by the Company and the application and enforcement of such regulations to the Company and its products services is uncertain. However, certain of the statutes governing the provision of healthcare services could be construed by regulatory authorities to apply to the Company's proposed business activities. There can be no assurance that regulatory authorities do not or will not deem the Company's business activities to constitute the unlicensed practice of medicine.

     Furthermore, in the event of the Company develops features which facilitate the input of data from medical devices directly into HealthDesk OnLine, it is possible that the Federal Food and Drug Administration could require the Company and/or an equipment manufacturer to obtain pre-marketing clearance with respect to any such product. The process of obtaining and maintaining required regulatory approval can be lengthy, expensive and uncertain. Even if regulatory approvals are obtained, a marketed product and its manufacturer are subject to continuing regulatory review, and discovery of previously unknown problems could result in restrictions on such product or manufacturer, including withdrawal of the product from the market. Amendments to or interpretation and enforcement's of existing statutes or regulations, the adoption of new statutes or regulations or the development of new enhancements and features to HealthDesk OnLine could subject the Company to increased regulation and require the Company to alter methods of operation at costs which could be substantial. Failure to comply with applicable laws and regulations could subject the Company to civil remedies, including substantial fines, penalties and injunctions, as well as possible criminal sanctions.

     Although there are currently few laws or regulations directly applicable to access to or commerce on the Internet, due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. The Telecommunications Reform Act of 1996, which was recently enacted, imposes criminal penalties on anyone who distributes obscene, lascivious or indecent communications on the Internet. Although the enforcement of such statute has been enjoined and is currently subject to challenge in the courts, the adoption of any such laws or regulations may limit the growth of the Internet, which could in turn decrease the demand for the Company's products and services and increase the Company's cost of doing business. Inasmuch as the applicability to the Internet of the existing laws governing issues such as property ownership, libel and personal privacy is uncertain, any such new legislation or regulation or the application of existing laws and regulations to the Internet and have an adverse effect on the Company's proposed business and prospects.

     Proprietary Information and Trademarks

     The Company does not hold any patents or registered copyrights. The Company regards certain computer software it has developed for HealthDesk OnLine as proprietary and attempts to protect it with copyrights, trade secret laws, proprietary rights agreements and internal nondisclosure agreements and safeguards. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop know-how or obtain access to the Company's know-how or software codes, concepts, ideas and documentation. Furthermore, there can be no assurance that nondisclosure agreements with the Company's employees will adequately protect the Company's trade secrets. Although the Company believes that its proposed products do not and will not infringe patents or violate proprietary rights of others, it is possible that infringement of existing or future patents or proprietary rights of others have occurred or may occur. In the event the Company's proposed products infringe patents or proprietary rights of others, the Company may be required to modify the design of its proposed products or obtain a license.

There can be no assurance that the Company will be able to do so in a timely manner, upon acceptable terms and conditions or at all. The failure to do any of the foregoing could have a material adverse effect upon the Company. In addition, there can be no assurance that the Company will have the financial or other resources necessary to enforce or defend a patent infringement action and the Company could, under certain circumstances, become liable for damages, which also could have a material adverse effect on the Company.

     The Company currently holds a United States trademark registration for the "HealthDesk" name and related logo. The Company is not aware of any claims or infringement or other challenges to the Company's rights to use this mark.

     Employees

     As of December 31, 1996, the Company had 24 full time employees, of which four were executive officers, eleven were engaged in product development, three were engaged in marketing and six were engaged in administrative activities. The Company's employees are not represented by a collective bargaining unit. The Company believes that its relations with its employees are good.

     Factors Affecting the Company's Business, Operating Results and Financial Condition

     Development Stage Company. The company was organized in August 1992 and is still in the development stage. Since its inception, the Company has been engaged primarily in product development activities. The Company's initial product was introduced in early 1993 and has not yet proven to be commercially viable. As a result, the company has no relevant operating history upon which an evaluation of its performance and prospects can be made. The Company will be subject to all of the risks, uncertainties, expenses, delays, problems and difficulties typically encountered in the establishment of a new business and the development and commercialization of new products. The Company has limited experience in developing and commercializing new products based on innovative technologies and there is limited information available concerning the potential performance of the Company's software or market acceptance of the Company's proposed products. There can be no assurance that unanticipated expenses, problems or technical difficulties will not occur which would result in material delays in product commercialization or that the Company's efforts will result in successful product commercialization.

     Limited Revenues; Significant and Continuing Losses. The Company has not yet generated any meaningful revenues, and will not generate any meaningful revenues until after the Company successfully completes development and market testing of HealthDesk OnLine and attracts and retains a significant number of subscribers. For the period August 28, 1992 (inception) to December 31, 1996, the Company incurred a cumulative net loss of approximately $6,348,000. Since December 31, 1996, the Company has continued to incur increasing and significant losses, and the Company anticipates that it will continue to incur significant losses until, at the earliest, it generates sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and commercializing its proposed products. The Company also recorded a non-recurring non-cash charge relating to the Bridge Financing of approximately $884,000 as of December 31, 1996. An additional charge of approximately $170,000 will be recorded in January 1997. There can be no assurance that the Company will be able to attract and retain a sufficient number of subscribers to generate meaningful revenues or achieve profitable operations or that HealthDesk OnLine will prove to be commercially viable.

     Working Capital Deficit; Negative Cash Flow; Possible Need for Additional Financing. The Company's capital requirements relating to the development and commercialization of HealthDesk OnLine have been and will continue to be significant. Based on currently proposed plans and assumptions relating to its operations (including the timetable of, and costs associated with, product development and commercialization), the Company believes that the proceeds from its initial public offering will be sufficient to satisfy its contemplated cash requirements for at least twelve months. In the event that the Company's plans change, its assumptions prove to be inaccurate or if the proceeds from the initial public offering prove to be insufficient to fund operations (due to unanticipated expenses, technical difficulties, problems or otherwise), the Company would be required to seek additional financing sooner than currently anticipated. There can be no assurance that the proceeds of the initial public offering will be sufficient to permit the Company to successfully develop and commercialize HealthDesk OnLine or that any assumptions relating to the Company's operations will prove to be accurate. To the extent that the proceeds of the initial public offering are not sufficient to enable the Company to generate meaningful revenues or achieve profitable operations, the inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations. In addition, any implementation of the Company's business plans subsequent to the twelve month period may require proceeds greater than the proceeds of the initial public offering or otherwise currently available to the Company. There can be no assurance that any additional financing will be available to the Company on commercially reasonable terms, or at all. Any additional financing involving the issuance of equity securities could result in substantial dilution to the interests of the Company's shareholders.

     Uncertainty of Product Development. Although the Company believes that the development efforts relating to the technological aspects of the basic HealthDesk OnLine platform are substantially completed, the Company has not yet completed third-party testing of the basic platform or the development or testing of any system enhancements or specific disease management modules. The Company will be required to commit considerable time, effort and resources to finalize such development and adapt its software to satisfy specific requirements of potential customers. Continued system refinement, enhancement and development efforts are subject to all of the risks inherent in the development of new products and technologies, including unanticipated delays, expenses, technical problems or difficulties, as well as the possible insufficiency of funds to satisfactorily complete development, which could result in abandonment or substantial change in product commercialization. There can be no assurance that product development efforts will be successfully completed on a timely basis, or at all, that the Company will be able to successfully adapt its software to satisfy specific requirements of potential customers, or that unanticipated events will not occur which would result in increased costs or material delays in product development or commercialization. In addition, while the Company believes that its software performs the principal functions for which it has been designed, the Company has only conducted limited tests of its software in connection with preliminary market testing activities. Consequently, there can be no assurance that such software will perform all of the function for which it has been designed or prove to be sufficiently reliable in widespread commercial use. Technologies as complex as those incorporated into the Company's software may contain errors which become apparent subsequent to commercial use. Remedying such errors could delay the Company's plans and cause it to incur substantial additional costs.

     New Concept; Uncertainty of Market Acceptance and Commercialization Strategy. HealthDesk OnLine represents a new business concept. As is typical in the case of a new business concept, demand and market acceptance for HealthDesk OnLine as a newly introduced product is subject to a high level of uncertainty. Achieving market acceptance for HealthDesk OnLine will require significant efforts and expenditures by the Company to create awareness and demand by healthcare payers, providers and consumers. The Company's prospects will significantly affected by its ability to successfully develop and maintain relationships with sponsoring organizations, which will promote their services using HealthDesk OnLine and, at the same time, attract significant numbers of subscribers. Because demand by payers, providers and consumers are substantially inter-related, any lack or lessening of demand by any of these would have an adverse effect on market acceptance for HealthDesk OnLine. The Company has not yet commenced significant marketing activities and has limited experience and limited financial, technical, personnel and other resources to independently undertake extensive marketing activities. Although the Company is currently evaluating a number of possible product marketing and distribution strategies, the Company initially intends to offer HealthDesk OnLine with no license fee to potential sponsoring organizations willing to participate in market testing in order to closely monitor performance and provide support for the users of such product. Such activities are expected to allow the Company to adjust and revise its proposed products in light of market needs and user feedback, to develop pricing strategies relative to cost structure, to test new products and to correct software or product defects which may arise. Thereafter, although the Company will seek to develop and commercialize specific disease management modules, the Company's primary marketing strategy is to license and sell HealthDesk OnLine to sponsoring organizations with access to significant numbers of potential subscribers. The Company's marketing strategy and preliminary and future marketing plans may be unsuccessful and are subject to change as a result of a number of factors, including progress or delays in the Company's marketing efforts, changes in market conditions (including the emergence of potentially significant related market segments for applications of the Company's technology), the nature of possible license and distribution arrangements which may become available to it in the future and economic, political, regulatory and competitive factors. To the extent that the Company is able to enter into satisfactory third-party marketing and distribution arrangements in the future, it will be largely dependent on the efforts of such third parties and on the marketability and sales of their products. There can be no assurance that the Company's strategy will result in successful product commercialization or that the Company's efforts will result in initial or continued market acceptance for the Company's proposed products.

     Uncertainty of Market Testing Result. The Company currently proposes to conduct market testing of HealthDesk OnLine with BCMA and BCI and other potential sponsoring organizations. The Company's success may be highly dependent upon the results of these tests and there can no assurance that such tests will be successful. If such tests are not successful, the Company will be required to attempt to enhance or modify HealthDesk OnLine so that it will meet with sponsoring organization and consumer acceptance. There can be no assurance that the Company will be able to modify HealthDesk OnLine so that positive test results can be demonstrated. Even if test results are positive, there can be no assurance that sponsoring organizations will be sufficiently encouraged by the results to commit to use HealthDesk OnLine on a non-market test basis. They may elect to utilize other products, services or technologies which they believe to be more efficient or have other cost advantages over the Company's system. In addition, there can be no assurance that positive test results will translate into consumer acceptance over a longer period of time or that sponsoring organizations or consumers will be satisfied with operational results or that the results of market testing will be indicative of the ultimate success of product commercialization, particularly if installed in geographic areas with demographic characteristics different from those of test markets.

     Competition; Technological Obsolescence. The markets that the Company intends to enter are characterized by intense competition and an increasing number of new market entrants who have developed or are developing potentially competitive products. The Company will face competition from numerous sources, including prospective customers which may develop and market their own competitive products and services, health information system vendors, software companies, online and Internet service providers and others with the technical capabilities and expertise which would encourage them to develop and commercialize competitive products or services. Several companies, including Healtheon Corp. ("Healtheon"), IBM Global Health Village, Med Access Corporation, CareSoft, Inc., Access Health, Inc., America's Housecalls Network and Softwatch, have announced plans to develop and commercialize competitive product and service offerings. Certain of such competitors have substantially greater financial, technical, marketing, distribution, personnel and other resources than the Company, permitting such companies to implement extensive marketing campaigns, both generally and in response to efforts by additional competitors to enter into new markets and market new products and services. Healtheon has announced that it has entered into an agreement with BCMA relating primarily to the electronic exchange of health plan benefit information between consumers and health plans. There can be no assurance that Healtheon's relationship with BCMA will not adversely affect the Company's ability to successfully market HealthDesk OnLine to BCMA. In addition, the markets for the

Company's proposed products are characterized by rapidly changing technology and evolving industry standards which could result in product obsolescence or short product life cycles. Accordingly, the ability of the Company to compete will be dependent upon the Company's ability to complete development and introduce HealthDesk OnLine into the marketplace in a timely manner, to continually enhance and improve its software and to successfully develop and market new products. There can be no assurance that the Company will be able to compete successfully, that competitors will not develop technologies or products that render the Company's products obsolete or less marketable or that the Company will be able to successfully enhance its products or develop new products.

     Capacity Constraints; System Failure and Security Risks. The Company's operations will depend upon the capacity, reliability and security of its system infrastructure. The Company currently has limited system capacity and will be required to continually expand its system infrastructure to accommodate significant numbers of users and increasing amounts of healthcare information they may wish to access. Expansion of the Company's system infrastructure will require substantial financial, operational and management resources. The Company intends to use a portion of the proceeds of the offering to purchase computer equipment to expand system capacity. There can be no assurance that the Company will be able to expand its system infrastructure to meet potential demand on a timely basis, at a commercially reasonable cost, or at all. Failure by the Company to expand its system infrastructure on a timely basis would have a material adverse effect on the Company. In addition, the Company will be dependent upon Web browsers and third-party Internet and online service providers for access to the Company's services, hardware suppliers for prompt delivery, installation and service of computer equipment used to deliver the Company" services and on content providers to provide current healthcare information for use by consumers.

     The Company's operations will also be dependent on the Company's ability to protect its computer equipment against damage from fire, earthquakes, power loss, telecommunications failure and similar events. The Company does not have earthquake insurance or redundant, multiple site capacity in the event of any such occurrence. The Company does maintain fire insurance with an aggregate limitation of $1 million and business interruption insurance with an aggregate limitation of $4 million. The Company's system infrastructure will be also vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with the Company's computer systems. Computer viruses or problems caused by third parties could lead to material interruptions, delays or cessation in service to consumers. Inappropriate use of the Internet by third parties could also potentially jeopardize the security of confidential information stored in the computer systems of consumers. Security and privacy concerns of consumers may limit the Company's ability to develop a significant subscriber base.

     Potential Liability and Insurance. In recent years, participants in the healthcare industry have been subject to an increasing number of lawsuits alleging malpractice, product liability and related legal theories, many of which involve large claims and significant defense costs. Due to the nature of its business, the Company could become involved in litigation regarding the healthcare information transmitted over the system with the risk of adverse publicity, significant defense costs and substantial damage awards. The Company has adopted policies and procedures intended to reduce the risk of claims, which include the provision of disclaimers in connection with its services. The Company does not currently maintain malpractice liability insurance. In addition, because healthcare information and materials may be downloaded and may be subsequently distributed to others, there is a potential that claims will be made against the Company for defamation, negligence, copyright or trademark infringement or other theories based on the nature and content of such materials. The Company also could be exposed to liability in connection with the selection of materials that may be accessible over its system. Claims could be made against the Company if material deemed inappropriate for viewing by children could be accessed. The Company carries an umbrella insurance policy with a limit $4 million in the aggregate, general liability insurance with a limitation of $2 million in the aggregate and $1 million per occurrence and errors and omissions insurance with a limitation of $1 million. Nevertheless, the Company's insurance may not cover potential claims of this type or may not be adequate to cover liability that may be imposed or related defense costs. There can be no assurance that the Company will not face claims resulting in substantial liability for which the Company is partially or completely uninsured. Any partially or completely uninsured claim against the Company, if successful and of sufficient magnitude, would have a material adverse effect on the Company.

     Government Regulation. The healthcare industry is subject to extensive, stringent and frequently changing federal and state regulation which is interpreted and enforced by regulatory authorities with broad discretion. Among other things, these regulations govern the provision of healthcare services and the marketing of medical devices. These regulations generally predate the development of products and services such as those offered and proposed to be offered by the Company and the application and enforcement of such regulations to the Company and its products and services is uncertain. However, certain of the statutes governing the provision of healthcare services could be construed by regulatory authorities to apply to the Company's proposed business activities. There can be no assurance that regulatory authorities do not or will not deem the Company's business activities to constitute the unlicensed practice of medicine. Furthermore, in the event the Company develops features which facilitate the input of data from medical devices directly into HealthDesk OnLine, it is possible that the United States Food and Drug Administration would require the Company and/or an equipment manufacturer to obtain pre-marketing clearance with respect to any such product. The process of obtaining and maintaining required regulatory approvals can be lengthy, expensive and uncertain. Even if regulatory approvals are obtained a marketed product and its manufacturer are subject to continuing regulatory review, and discovery of previously unknown problems could result in restrictions on such product or manufacturer, including withdrawal of the product from the market. Amendments to or interpretation and enforcement of existing statutes or regulations, the adoption of new statutes or regulations or the development of new enhancements and features to HealthDesk OnLine could subject the Company to increased regulation and require the Company to alter methods of operation at costs which could be substantial. Failure to comply with applicable laws and regulations could subject the Company to civil remedies, including substantial fines, penalties and injunctions, as well as possible criminal sanctions.

     Although there are currently few laws or regulations directly applicable to access to or commerce on the Internet, due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. The Telecommunications Reform Act of 1996, which was recently enacted, imposes criminal penalties on anyone who distributes obscene, lascivious or indecent communications on the Internet. While the enforcement of such statute has been enjoined and is currently subject to challenge in the courts, the adoption of any such laws or regulations may limit the growth of the Internet, which could in turn decrease the demand for the Company's proposed products and services and increase the Company's cost of doing business. Inasmuch as the applicability to the Internet of the existing laws governing issues such as property ownership, libel and personal privacy is uncertain, any such new legislation or regulation or the application of existing laws and regulations to the Internet could have an adverse effect on the Company's business and prospects.

     Dependence on Third-Party Licenses. Substantially all of the information content currently included in HealthDesk OnLine has been licensed by the Company from unaffiliated third parties. The licenses granted to the Company are subject to termination on relatively short notice. Although the Company believes that similar healthcare information is available from multiple sources, in the event of any termination of such licenses, the Company may be required to independently develop information content or license such information content from other providers. There can be no assurance that the Company would be able to do so in a timely manner, upon acceptable terms and conditions, or at all. The failure to obtain current healthcare information for use by consumers on a timely and competitive basis could have a material adverse effect on the Company.

     Dependence on Limited Customer Base. To date, the Company's revenues have been derived form a limited number of customers. Two customers accounted for approximately 40% and 56%, respectively, of revenues in 1995. Additionally, one customer accounted for approximately 96% of revenues for the year ended December 31, 1996. Although the Company is not currently generating meaningful revenues, in the event that the Company is able to successfully commercialize HealthDesk OnLine or obtain third party funding of the costs of developing new software modules, there can be no assurance that the Company will not continue to be dependent on a limited customer base for all or a substantial portion of its revenues. The Company's agreement with MIIX requires that the Company grant to MIIX a right of first offer to fund the development of additional software modules.

     Industry Factors; Lengthy Sales Cycle. The healthcare industry has experienced significant changes in recent years, primarily due to rising healthcare costs. Healthcare payers are increasingly challenging the price of medical services and products, which have had and could continue to have a significant effect on the procurement practices of healthcare providers, generally causing them to be more selective in the purchase of new technologies. Several proposals have been made by federal and state government officials that may lead to substantial healthcare reform, including the implementation of government-directed national healthcare system and stringent healthcare cost containment measures. Adoption of such proposed measures could result in reduction or deferral of capital expenditures by potential customers. Also, there has been substantial consolidation in the healthcare industry in recent years, which could make it more difficult for the Company to achieve market acceptance by larger potential customers. Moreover, a sponsoring organization's decision to purchase new products and technology is often lengthy and requires the approval of a significant number of administrators. The period in which a sponsoring organization distributes the Company's software to its members may also be lengthy, depending upon the level of acceptance and usage by its members, which could delay the Company's plans in particular markets.

     Proprietary Information. Although the Company intends to evaluate the feasibility to obtaining patent protection for certain aspects of HealthDesk OnLine, the Company does not hold any patents or registered copyrights. The Company regards certain computer software it has developed for HealthDesk OnLine as proprietary and attempts to protect it with copyrights, trade secret laws, proprietary rights agreements and internal nondisclosure agreements and safeguards. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop know-how or obtain access to the Company's know-how or software codes, concepts, ideas and documentation. Furthermore, there can be no assurance that nondisclosure agreements with the Company's employees will adequately protect the Company's trade secrets. Although the Company believes that its proposed products do not and will not infringe patents or violate proprietary rights of others, it is possible that infringement of existing or future patents or proprietary rights of others have occurred or may occur. In the event the Company's proposed products infringe patents or proprietary rights of others, the Company may be required to modify the design of its proposed products or obtain a license. There can be no assurance that the Company will be able to do so in a timely manner, upon acceptable terms and conditions or at all. The failure to do any of the foregoing could have a material adverse effect upon the Company. In addition, there can be no assurance that the Company will have the financial or other resources necessary to enforce or defend a patent infringement action and the Company could, under certain circumstances, become liable for damages, which also could have a material adverse effect on the Company.

     Dependence on Key Personnel. The success of the Company will be dependent on the personal efforts of Peter O'Donnell, its President and Chief Executive Officer, Dr. Molly Coye, its Executive Vice President, Timothy S. Yamauchi, its Chief Financial Officer, and other key personnel. The loss of the services of such individuals could have a material adverse effect on the Company's business and prospects. The Company has obtained "key-person" insurance on the life of each of Mr. O'Donnell, Dr. Coye and Mr. Yamauchi in the amounts of $2 million,

$2 million and $1 million, respectively. The success of the Company is also dependent upon its ability to hire and retain additional qualified management, marketing, technical, financial and other personnel. Competition for qualified personnel is intense and there can be no assure that the Company will be able to hire or retain qualified personnel. Any inability to attract and retain qualified management and other personnel could have a material adverse effect on the Company.

     Control by Management. As of February 28, 1997, the officers and directors of the Company beneficially own, in the aggregate, approximately 45.3% of the outstanding shares of Common Stock (assuming no exercise of the Warrants). Accordingly, such persons, acting together, will be in a position to exercise significant influence over the Company's affairs.

     Potential Conflicts of Interest. The Company has entered into various transactions with certain of its directors and principal shareholders and their affiliates, which could result in potential conflicts of interest. Mr. John Pappajohn and Edgewater, principal shareholders of the Company, have from time to time made loans to the Company, and the Company has entered into a marketing agreement with an entity of which Mr. Pappajohn is a director and principal shareholder. The Company believes that all of such transactions or arrangements were fair and reasonable to the Company and were on terms no less favorable than could have been obtained from unaffiliated third parties. There can be no assurance, however, that future transactions or arrangements between the Company and its affiliates will continue to be advantageous to the Company, that conflicts of interest will not arise with respect thereto, or that if conflicts do arise, they will be resolved in a manner favorable to the Company. Any such future transactions will be on terms no less favorable to the Company than could be obtained from unaffiliated parties and will be approved by a majority of the independent and disinterested members of the Board of Directors, outside the presence of any interested directors and, to the extent deemed appropriate by the Board of Directors, the Company will be obtain shareholder approval or fairness opinions in connection with any such transactions.

     Outstanding Options. As of February 28, 1997, the Company had outstanding options to purchase an aggregate of 747,058 shares of Common Stock at exercise prices ranging from $1.04 to $5.00. Exercise of any of the foregoing options will have a dilutive effect on the Company's shareholders. Furthermore, the terms upon which the Company may be able to obtain additional equity financing may be adversely affected, since the holders of the options can be expected to exercise them, if at all, at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided in the options.

     No Dividends. To date, the Company has not paid any cash dividends and does not expect to declare or pay dividends on the Common Stock in the foreseeable future.

     Authorized Preferred Stock. The Company's Restated Articles of Incorporation authorizes the Company's Board of Directors to issue 1,800,000 shares of "blank check" Preferred Stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares, without further shareholder approval. The rights of the holders of the Company's Common Stock will be subject to and may be adversely affected by the rights of holders of any Preferred Stock that may be issued in the future. The ability to issue Preferred Stock without shareholder approval could have the effect of making it more difficult for a third party to acquire a majority of the voting stock of the Company thereby delaying, deferring or preventing a change in control of the Company.

     Possible Delisting of Securities from NASDAQ System; Disclosure Relating to Low-Priced Stocks. The Common Stock and Warrants are currently quoted on NASDAQ SmallCap Market ("NASDAQ"). However, in order to continue to be included in NASDAQ, a company must maintain $2,000,000 in total assets, a $200,000 market value of the public float and $1,000,000 in total capital and surplus. In addition, continued inclusion requires two market makers and a minimum bid price of $1.00 per share; provided, however, that if a company falls below such minimum bid price, it will remain eligible for continued inclusion in NASDAQ if the market value of the public float is at least $1,000,000 and the Company has $2,000,000 in capital and surplus. NASDAQ has recently proposed new maintenance criteria which, if implemented, would eliminate the exception to the $1.00 per share minimum bid price and require, among other things, $2,000,000 in net tangible assets, $1,000,000 market value of the public float and adherence to certain corporate governance provisions. Failure to meet these maintenance criteria in the future may result in the delisting of the Company's securities from NASDAQ and trading, if any, in the Company's securities would thereafter be conducted in the non-NASDAQ over-the-counter market. As a result of such delisting, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities. In addition, if the Common Stock were delisted from trading on NASDAQ and the trading price of the Common Stock was less than $5.00 per share, trading in the Common Stock would also be subject to certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market liquidity of the Common Stock and the ability of purchasers in the offering to sell the Common Stock in the secondary market.

     Volatility of Stock and Warrants Prices. The Company's common stock and warrants had experienced substantial price fluctuations since its initial public offering date of January 16, 1997. In addition, the stock market has experienced significant price and volume fluctuations that have especially affected the market prices of equity securities of many high technology companies, particularly Internet-related companies, and that often have been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's common stock and warrants. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, operating results and financial condition.

Item 2.   Description of Properties.

     The Company's facilities are located in 5,701 square feet of leased office space in Berkeley, California. The lease expires in January 1999 and provides for an annual rental of $108,564.

     The Company's operations will be dependent on the Company's ability to protect its computer equipment against damage from fire, earthquakes, power loss, telecommunications failures and similar events. The Company does not presently have redundant, multiple site capacity in the event of any such occurrence. Notwithstanding the implementation of system security measures by the Company, its servers will also be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with the Company's computer systems. Computer viruses or problems caused by third parties could lead to material interruptions, delays or cessation in service to consumers.

     The Company believes that its facilities are adequate for its present staff and its requirements for the foreseeable future.

Item 3.    Legal Proceedings.

     The Company is subject to a complaint filed by a former employee with the California Department of Fair Employment & Housing and a second from a former consultant. The first claim alleges wrongful termination as a result of alleged denial of reasonable accommodation for a wrist and neck injury. The second complaint alleges that a former consultant is entitled to compensation associated with accelerated vesting of stock options. The Company intends to defend these matters vigorously. There can be no assurance, however, that such matters will be resolved in a manner favorable to the Company.

Item 4.    Submission of Matters to a Vote of Security Holders.


     Not applicable.

                                     Part II

Item 5.    Market for Common Equity and Related Stockholder Matters.

     Market Information. The Company's common stock (the "Common Stock") and redeemable warrants (the "Warrants") are currently traded on the Nasdaq SmallCap Market. In January 1997, the Company consummated an initial public offering of 1,700,000 shares of its Common Stock, and 1,955,000 of the Warrants. As of March 17, 1997, there were 5,389,720 shares of Common Stock and 1,955,000 Warrants outstanding.

     The following table sets forth the range of the high and low bid information (as provided by Nasdaq) of the Common Stock and Warrants for the period from January 16, 1997 (the effective date of the IPO) through March 17, 1997. Such information may reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions.


                                            Common Stock                                Warrants
                                            ------------                                --------
Period                              Low Bid             High Bid              Low Bid             High Bid
------                              -------             --------              -------             --------
1/17/97 to 3/17/97                      3 7/8                5 3/4                23/32                1 9/16

     Approximate Number of Security Holders. As of March 17, 1997, there were approximately 85 holders of record of the Common Stock and 3 holders of record of the Warrants.


     Dividends. The Company has never paid any cash dividends on the Common Stock, and its Board of Directors does not intend to declare or pay any dividends on the Common Stock in the foreseeable future. The Board currently intends to retain all available earnings (if any) generated by the Company's operations for the development and growth of its business. The declaration in the future of any cash or stock dividends on the Common Stock will be at the discretion of the Board and will depend upon a variety of factors, including the earnings, capital requirements, debt and interest payments, and the financial position of the Company and general economic conditions at the time in question. Although there currently are no restrictions on the ability of the Company to pay cash or other dividends on the Common Stock, the payment of dividends on the Common Stock in the future could be limited or prohibited by the terms of financing agreements that may be entered into by the Company (e.g., a bank line of credit or an agreement relating to the issuance of other debt securities of the Company) or by the terms of any series of Preferred Stock that may be issued. There are currently no such financing agreements in place and no outstanding series of any Preferred Stock.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Overview


     The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below includes "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended the (the "Exchange Act"), and is subject to the safe harbor created by the section. Readers are cautioned not to place undue reliance on these forward-looking statements as they speak only as of the date hereof. Reference is also made to the matters set forth under the heading "Factors Affecting the Company's Business, Operating Results and Financial Condition" in
Part I hereof.

     The Company was organized in August 1992 and is still in the development stage. Since its inception, the Company has been engaged primarily in product development activities. The Company's initial product was introduced in early 1993 and the Company has not yet proven to be commercially viable.

     The Company has not yet generated any meaningful revenues, and will not generate any meaningful revenues until after the Company successfully completes development and market testing of HealthDesk OnLine and attracts and retains a significant number of subscribers. For the period August 28, 1992 (inception) to December 31, 1996, the Company incurred a cumulative net loss of approximately $6,348,000. Since December 31, 1996, the Company has continued to incur increasing and significant losses and anticipates that it will continue to incur significant losses until, at the earliest, the Company generates sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and commercializing its proposed products. The Company also is amortizing a non-recurring charge related to a bridge financing completion in October 1996 (the "Bridge Financing") of approximately $1,030,000 of which $884,227 was incurred for the year ended December 31, 1996. There can be no assurance that the Company will be able to attract and retain a sufficient number of subscribers to generate meaningful revenues or achieve profitable operations or that HealthDesk OnLine will prove to be commercially viable.

     The Company expects to incur significant expenses in connection with its operations, including expenses associated with hiring additional marketing and sales personnel and the research and development of product lines. The Company anticipates, based on its current proposed growth plans and assumptions relating to its growth and operations, that the proceeds from the initial public offering and planned revenues will be sufficient to satisfy the Company's contemplated cash requirements for the next twelve months and that the Company will not be required to raise additional funds within the next twelve months. However, there can be no assurance that the Company's funding requirements will not increase significantly as a result of unforeseen circumstances or that the Company's cash used by operating activities will not increase. If the Company is required to seek third-party sources of financing to meet its short-term or long-term funding needs, there can be no assurance, that the Company would be able to obtain public or private third-party sources of financing or, if obtained, that favorable terms for such financing would be obtained. In addition, given the trading history of the Company's common stock since the initial public offering, there can be no assurance that the Company would be able to raise additional cash through public or private offerings of its common stock.

     The statements regarding the Company's future cash requirements are forward looking statements that are subject to risks and uncertainties which could result in the Company's inability to meet its funding requirements for the time period indicated. Such risk and uncertainties include, but are not limited to, those described under the heading "Factors Affecting the Company's Business, Operating Results and Financial Condition" in Part I hereof.

     Software development costs (consisting primarily of salaries and related expenses) incurred prior to establishing technological feasibility are expensed in accordance with Financial Accounting Standards Board (FASB) Statement No. 86. In accordance with FASB 86, the Company will capitalize software development costs at such time as the technological feasibility of the product has been established.

     Results of Operations

     Revenue decreased by 76.7% from $224,011 for the year ended December 31, 1995 to $52,225 for the year ended December 31, 1996. This decrease was primarily attributable to a decrease in development fee revenues. During 1996, the Company focused its efforts on the original development of HealthDesk OnLine and reduced its marketing and sales efforts relating to its original Desktop only HealthDesk product.

     Product development costs increased by 138.3% from $680,886 for the year ended December 31, 1995 to $1,622,601 for the year ended December 31, 1996. The increase in expenditures was principally related to the expansion of the programming staff and associated costs related to the development of HealthDesk OnLine during the year.

     Sales and marketing costs increased by 250.1% from $349,133 for the year ended December 31, 1995 to $1,222,183 for the year ended December 31, 1996. This increase resulted primarily from the hiring of additional marketing personnel and associated sales and marketing efforts in connection with HealthDesk OnLine during the year.

     General and administrative costs increased by 17.4% from $581,043 for the year ended December 31, 1995 to $681,993 for the year ended December 31, 1996. This increase was primarily attributable to the hiring of new management personnel and severance cost relating to prior management and, to a lesser extent, increased professional fees.

     Other (income) expense, net (including interest expense, interest income and amortization of discount and issuance cost) increased by 1784.1% from $48,622 for the year ended December 31, 1995 to $916,102 for the year ended December 31, 1996. This increase was primarily attributable to amortization of the non-recurring bridge discount and deferred debt issuance costs of $884,227 and increased interest expense as a result of higher levels of borrowings from the Bridge Financing.

     As a result of the foregoing, the Company incurred a net loss of $4,391,454 for the year ended December 31, 1996, as compared to a net loss of $1,436,473 for the prior comparable year.

     Liquidity and Capital Resources

     At December 31, 1996, the Company had cash and cash equivalents of $198,277, as compared to $1,554,034 at December 31, 1995. In fiscal 1995
$1,301,005 of cash was used in operating activities, principally as a result of the $1,436,473 loss for fiscal 1995. In fiscal 1996 $2,833,315 of cash was used in operating activities, principally as a result of the $4,391,454 loss for fiscal 1996 as offset by $884,227 in amortization of non cash discount and $752,669 increase in accounts payable. Working capital at December 31, 1996 was negative $2,804,411, as compared to $870,436 at December 31, 1995.

     The Company's primary capital requirements will be to fund the development and commercialization of HealthDesk OnLine. The Company has historically financed its operations through the issuance of debt and equity securities.

     During the period from June through September 1995, the Company issued 6% convertible promissory notes in the aggregate principal amount of $800,000 to John Pappajohn and Edgewater, principal shareholders of the Company. The notes were converted into an aggregate of 768,000 shares of Common Stock in September 1995.

     In December 1995, Mr. Pappajohn exercised an option to purchase 96,000 shares of Common Stock for an aggregate exercise price of $100,000.

     In December 1995 and February 1996, the Company completed a private placement of an aggregate of 1,059,600 shares of Series A Preferred Stock and received net proceeds of approximately $2,183,000. Each share of Series A Preferred Stock automatically converted into one share of Common Stock upon consummation of the Company's initial public offering.

     In July and August 1996, the Company issued an aggregate of $500,000 principal amount 8% promissory notes to Mr. Pappajohn and Edgewater. Such notes have converted into 100,000 shares of Common Stock on the closing of the Company's initial public offering dated January 16, 1997.

     In October 1996, the Company consummated the Bridge Financing pursuant to which it issued $2,000,000 principal amount of notes and 400,000 shares of Common Stock, and received net proceeds of $1,765,000.

     In January 1997, the Company consummated an underwritten initial public offering of 1,700,000 shares of Common Stock at an offering price of $5.00 per share and 1,955,000 Warrants at an offering price of $.10 per warrant. The net proceeds to the Company were $7,604,650 after deducting issuance cost of $1,090,850, which were charged to equity. Each warrant entitles the holder to purchase one share of Common Stock at an exercise price of $5.00 per share. The Warrants will be exercisable for a 60 month period commencing January 16, 1997.

     Upon the closing of the initial public offering in January 1997, the Company repaid $2,000,000 principal amount of Bridge Financing.

     Since its inception, the Company has engaged primarily in research and development and has generated limited revenues. The Company expects to incur significant up-front expenses in connection with product development and commercialization (including the payment of salaries for management, technical, marketing and other personnel), which will result in significant losses for the foreseeable future.

     The Company's capital requirements relating to the development and commercialization of HealthDesk OnLine have been and will continue to be significant. Other than as described in this 10-KSB, the Company has no material commitments for capital expenditures. The Company anticipates, based on its currently proposed plans and assumptions relating to its operations (including assumptions regarding the progress and timing of its product development efforts and revenue), that the proceeds from the initial public offering, together with anticipated revenues from operations, will be sufficient to fund the Company's operations and capital requirements. For the period from August 28, 1992 (inception) to December 31, 1996, the Company had capital expenditures of approximately $918,000 relating primarily to computer equipment.

Item 7.    Financial Statements.

     The following Financial Statements are filed with this report as pages F-1 through F-15 following the signature page:

     Index to Financial Statements
     Report of Coopers & Lybrand L.L.P., independent accountants
     Balance Sheets
     Statements of Operations
     Statements of Shareholders' Equity (Deficit)
     Statements of Cash Flows
     Notes to Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                    Part III

Item 9. Directors, Executive Officers, Promoters & Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following are the names and ages of all directors and executive officers of the Company as well as the positions and officers that each such person holds with the Company:


Name                                Age              Position
----                                ---              --------
Peter O'Donnell                     48               President, Chief Executive Officer and Chairman of the Board
Dr. Molly J. Coye                   49               Executive Vice President for Strategic Development
Gerald W. Zieg                      46               Senior Vice President of Sales
Timothy S. Yamauchi                 36               Chief Financial Officer, Secretary and Treasurer
John Pappajohn                      68               Director
James A. Gordon                     46               Director
Dr. Joseph Rudick, Jr.              39               Director
David Sengpiel                      44               Director
Dr. Edward C. Geehr                 47               Director

     Peter O'Donnell has been President, Chief Executive Officer and Chairman of the Board of the Company since September 1995. From May 1995 to August 1995 Mr. O'Donnell was a consultant to the Company. From February 1993 to April 1995, Mr. O'Donnell was Executive Vice President of Sales and Marketing at the Partnership Group, a company which provides consulting services to employees regarding child and elder care matters. From October 1991 to February 1993, Mr. O'Donnell was Executive Vice President of Sales and Marketing for Wellmark Inc., a healthcare company offering electronic data interchange services that allow hospitals and other healthcare providers to transmit files electronically to payers. Mr. O'Donnell received an M.A. degree in government in 1972 from Rutgers University and a B.A. degree in psychology in 1971 from Pennsylvania State University.

     Dr. Molly J. Coye has been Executive Vice President for Strategic Development of the Company since June 1996. Dr. Coye served as Senior Vice President of the Good Samaritan Health System, a non-profit, integrated health care system from September 1993 to January 1996. From June 1991 to September 1993, Dr. Coye served as Director of the California Department of Health Services. From 1986 to 1990 Dr. Coye was the Commissioner of Health for the State of New Jersey. Dr. Coye received a B.S. degree in political science from the University of California at Berkeley in 1968, an M.A. degree in Asian history from Stanford University in 1972, and an M.D. and an M.P.H. from Johns Hopkins University in 1977. Dr. Coye completed an internship in Family Medicine at San Francisco General Hospital and a residency in Preventative Medicine at the Robert Wood Johnson Foundation Clinical Scholars Program at the University of California at San Francisco.

     Gerald W. Zieg has been Senior Vice President of Sales of the Company since December 1996. Mr. Zieg was Senior Vice President of Business Development of Ambulatory Pharmaceutical Services of America, Inc., a home health care company, from April 1996 to November 1996. From 1991 until April 1996, Mr. Zieg was Director of Marketing, Infusion/Chronic Homecare Program for Apria Healthcare Incorporated, a medical services company. Mr. Zieg received a B.S. in Pharmacy from the University of Michigan in 1973 and a M.S. in Pharmacy from Wayne State University in 1979.

     Timothy S. Yamauchi has been Chief Financial Officer, Secretary and Treasurer of the Company since September 1995. From May 1994 to June 1995, Mr. Yamauchi served as Chief Financial Officer of Innofusion Corporation, a private home healthcare company. From May 1991 to May 1994, Mr. Yamauchi was employed by Total Pharmaceutical Care Inc., a public healthcare service company, as

Treasurer and Director of Planning and Analysis. Mr. Yamauchi received a B.S. degree in Accounting from California State University, Los Angeles in 1983, an M.B.A. from Harvard Graduate School of Business Administration in 1991 and is a Certified Public Accountant.

     John Pappajohn has been a director of the Company since 1993. Mr. Pappajohn also serves as a director of the following companies: CareGroup, Inc.; Core, Inc.; Drug Screening Systems, Inc.; Fuisz Technologies Ltd.; GalaGen, Inc.; OncorMed Inc.; PACE Health Management Systems, Inc.; and, Patient Infosystems, Inc. Mr. Pappajohn has been the sole owner of Pappajohn Capital Resources, a venture capital firm, and has served as President of Equity Dynamics, Inc., a financial consulting firm, since 1969. Mr. Pappajohn received a B.S.C. degree from the University of Iowa in 1952.

     James A. Gordon has been director of the Company since September 1996. Mr. Gordon is the President of the General Partner of Edgewater II Management, L.P., a venture capital management firm. Mr. Gordon is also the General Partner of Edgewater Private Equity Fund II, L.P., a venture capital firm. Mr. Gordon also serves as a director of the following companies: IMNET Systems, Inc.; Advanced Photonix, Inc.; Dac Vision; Pride Industries; Microware Systems; Pangea, Ltd.; Ultimo, Ltd.; and Cellular World Corp. Mr. Gordon has been President of Gordon Management, an investment management company, since February 1992. Mr. Gordon received a B.A. degree summa cum laude from Northwestern University.

     Dr. Joseph Rudick, Jr., a founder of the Company, has been a director of the Company since August 1992. Dr. Rudick has been employed as a physician with Associate Ophthalmologist, P.C. since 1988. Dr. Rudick has also served as Vice President of Castle Group/Paramount Capital, a venture capital firm, since 1993. Dr. Rudick currently serves as a director of Headland Technologies, Optex Ophthalmics and Channel Pharmaceuticals. Dr. Rudick received a B.A. from Williams College in 1978 and an M.D. from University of Pennsylvania in 1983.

     David Sengpiel has been a director of the Company since September 1995. Mr. Sengpiel also serves as a director of both Image Guided Technologies and CVE, Inc., and as a Vice President of Equity Dynamics, a venture capital firm since March 1995. From January 1993 to March 1995, Mr. Sengpiel was employed as an Alternative Investment Manager with Farm Bureau Insurance, a life insurance company. From August 1990 to January 1993, Mr. Sengpiel served as President of Vantage Cable International, a telecommunications company.

     Edward C. Geehr, M.D. has been a director of the Company since November 1996. Dr. Geehr has been Senior Vice President, Strategic Development for UniHealth, a hospital, insurance and medical services company since January 1996. From February 1995 to November 1996, Dr. Geehr was President of the Health Care Delivery System Division of UniHealth and from 1990 to January 1995, Senior Vice President and Chief Medical Officer. Dr. Geehr received a B.A. degree from Yale University in 1971, a B.M.S. degree from Dartmouth Medical School in 1974 and a M.D. degree from Duke University School of Medicine in 1976.

     Each officer serves at the discretion of the Board of Directors. There are no family relationships among any of the directors or officers of the Company.

     The Company has established a Compensation Committee of the Board of Directors which is currently comprised of Messrs. Pappajohn, Sengpiel and Geehr. The Compensation Committee makes recommendations to the Board concerning salaries and incentive compensation for the Company's executive officers and key personnel and administers the Company's Stock Option Plan. The Company has also established an Audit Committee of the Board of Directors which is currently comprised of Messrs. Pappajohn and Gordon.

Item 10.   Executive Compensation.


     The information required by this item regarding executive compensation is incorporated by reference to information set forth in the sections entitled "Proposal No. 1: Election of Directors-Director Compensation" and "Executive Officer Compensation" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1996.


Item 11.      Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1996.

Item 12.      Certain Relationships and Related Transactions.

     The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled "Certain Transactions" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1996.

Item 13.      Exhibits and Reports on Form 8-K.

a) Exhibits:


     3.1*         Amended and Restated Articles of Incorporation of the Company

     3.2*         Bylaws of the Company

     4.1*         Form of Stock Certificate

     4.2*         Form of Warrant Agreement

    10.1*         1994 Founder's Stock Option Plan, as amended

    10.2*         Form of Indemnification Agreement

    10.3* Registration Rights Agreement dated March 1993 by and among Registrant and the Investors named therein

    10.4* Form of Registration Rights Agreement between the Registrant and Purchasers of the Registrant's Series A Preferred Stock

    10.5* Employment Agreement dated as of September 19, 1996 between the Registrant and Peter O'Donnell

    10.6* Employment Agreement dated as of September 19, 1996 between the Registrant and Molly Coye

    10.7* Employment Agreement dated as of September 19, 1996 between the Registrant and Timothy Yamauchi

    10.8*         Form of Warrant Agreement to be granted to Whale Securities
                  Limited

    10.9* Form of Bridge Financing Registration Rights Agreement dated October 11, 1996

    10.10*        Form of Underwriters Agreement with Whale Securities Limited

    11.1          Statement Regarding computation of earnings per share

    23.1          Consent of Independent Accountants

    24.1          Powers of Attorney (included on page 30)

    27            Financial Data Schedule

* Incorporated by reference to the Registrants Form SB-2 (Registration No. 333-14519) b) No reports have been filed on Form 8-K in the Quarter ended December 31, 1996.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized thereunto duly authorized on this 25th day of March 1997.

                                       HealthDesk Corporation

                                       By:   /s/ Timothy S. Yamauchi
                                          -------------------------------------
                                          Timothy S. Yamauchi
                                          Chief Financial Officer


                               POWER OF ATTORNEY

     KNOW ALL THESE PERSON BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy S. Yamauchi and Peter S. O'Donnell and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed below by the following persons on the date indicated on behalf of the Registrant and in the capacities and on the dates indicated:


Name                                            Title                                   Date
----                                            -----                                   ----


/s/ Peter S. O'Donnell                          President & Chief Executive             March 25, 1997
-----------------------------------               Officer & Chair of the Board
Peter S. O'Donnell                                (principal executive officer)


/s/ Timothy S. Yamauchi                         Chief Financial Officer                 March 25, 1997
-----------------------------------               (principal financial
Timothy S. Yamauchi                               and accounting officer)


/s/ John Pappajohn                              Director                                March 25, 1997
-----------------------------------
John Pappajohn

/s/ James A. Gordon                             Director                                March 25, 1997
-----------------------------------
James A. Gordon

/s/ Dr. Joseph Rudick, Jr.                      Director                                March 25, 1997
----------------------------------
Dr. Joseph Rudick, Jr.

/s/ David Sengpiel                              Director                                March 25, 1997
-----------------------------------
David Sengpiel

/s/ Edward C. Geehr, M.D.                       Director                                March 25, 1997
-----------------------------------
Edward C. Geehr, M.D.

                                  Exhibit Index


                  Description
                  -----------
     3.1*         Amended and Restated Articles of Incorporation of the Company

     3.2*         Bylaws of the Company

     4.1*         Form of Stock Certificate

     4.2*         Form of Warrant Agreement

    10.1*         1994 Founder's Stock Option Plan, as amended

    10.2*         Form of Indemnification Agreement

    10.3*         Registration Rights Agreement dated March 1993 by and among Registrant and the Investors named therein

    10.4*         Form of Registration Rights Agreement between the Registrant and Purchasers of the Registrant's
                  Series A Preferred Stock

    10.5*         Employment Agreement dated as of September 19, 1996 between the Registrant and Peter O'Donnell

    10.6*         Employment Agreement dated as of September 19, 1996 between the Registrant and Molly Coye

    10.7*         Employment Agreement dated as of September 19, 1996 between the Registrant and Timothy Yamauchi

    10.8*         Form of Warrant Agreement to be granted to Whale Securities Limited

    10.9*         Form of Bridge Financing Registration Rights Agreement dated October 11, 1996

    10.10*        Form of Underwriters Agreement with Whale Securities Limited

    11.1          Statement Regarding computation of earnings per share

    23.1          Consent of Independent Accountants

    24.1          Powers of Attorney (included on page 30)

    27            Financial Data Schedule

* Incorporated by reference to the Registrants Form SB-2 (Registration No. 333-14519)

                             HealthDesk Corporation
                          (a Development Stage Company)



                                    CONTENTS

                                                                                                    Page
                                                                                                    ----
Independent Accountant's Report..................................................................   F-2

Balance Sheets as of December 31, 1995, 1996 and 1996 unaudited Pro Forma........................   F-3

Statements of Operations for the Years ended December 31, 1995 and, 1996, and period from
   inception to December 31, 1996................................................................   F-4

Statements of Shareholders' Equity (Deficit) for the years ended December 31, 1992, 1993, 1994,
   1995 and 1996 ................................................................................   F-5

Statements of Cash Flows for the years ended December 1995 and 1996 and period from inception
   to December 31, 1996..........................................................................   F-6

Notes to Financial Statements ...................................................................   F-7


                             HealthDesk Corporation
                         (a Development Stage Company)


Report of Independent Accountants



To the Shareholders and Board of Directors of HealthDesk Corporation:

     We have audited the accompanying balance sheets of HealthDesk Corporation (a development stage company) as of December 31, 1995 and 1996, and the related statements of operations, shareholders' equity (deficit), and cash flows for the years then ended, and for the period from August 28, 1992 (inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HealthDesk Corporation as of December 31, 1995 and 1996, and the results of its operations and its cash flows for the years then ended, and for the period from August 28, 1992 (inception) to December 31, 1996, in conformity with generally accepted accounting principles.



                                                        COOPERS & LYBRAND L.L.P.


San Francisco, California
February 21, 1997

                             HealthDesk Corporation
                         (a Development Stage Company)
                                 Balance Sheets


                                                                                          December 31, 1996
                                                      December 31,       December 31,         Pro Forma
                                                          1995               1996             (Note 13)
                                                          ----               ----             ---------
                        ASSETS                                                               (unaudited)
    Current assets:
         Cash and cash equivalents                  $    1,554,034     $      198,277     $     5,734,598
         Receivable from shareholder                       100,000               ----                ----
         Prepaid expenses and other                         19,709            172,294             172,294
         Deferred offering  and debt issuance                                 492,109`               ----
                                                    --------------     --------------      --------------
          costs                                                ---
             Total current assets                        1,673,743            862,680           5,906,892
    Property and equipment, net                            234,963            568,040             568,040
    Other assets                                            94,650             17,517              17,517
                                                    --------------     --------------      --------------
             Total assets                           $    2,003,356     $    1,448,237     $     6,492,449
                                                    ==============     ==============     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
    Current liabilities:
         Accounts payable                           $      104,759     $      857,428     $       857,428
         Accrued liabilities                               143,715            441,076             441,076
         Notes payable                                        ----          1,851,546                ----
         Convertible notes payable and accrued
          interest                                         554,833            517,041                ----
                                                    --------------     --------------     ---------------
             Total liabilities                             803,307          3,667,091           1,298,504
                                                    --------------     --------------     ---------------
    Commitments and contingencies (Note 7)
    Shareholders' equity (deficit):
         Convertible preferred stock, no par value;
           authorized 3,000,000 shares; issued and
           outstanding  939,600 and 1,059,600
           shares at December 31, 1995 and
           December 31, 1996, respectively;
           none outstanding, pro forma                   1,935,807          2,183,036                ----
         Common stock, no par value; authorized
           17,000,000 shares; issued and
           outstanding 2,130,000, 2,530,120, and
           5,389,720 at December 31, 1995, 1996,
           and proforma, respectively                    1,221,230          1,946,552          11,757,031
         Deficit accumulated during the
           development stage                            (1,956,988)        (6,348,442)         (6,563,086)
                                                    --------------     --------------     ---------------
      Total shareholders' equity (deficit)               1,200,049         (2,218,854)          5,193,945
                                                    --------------     --------------     ---------------
             Total liabilities and shareholders'
                equity (deficit)                    $    2,003,356     $    1,448,237     $     6,492,449
                                                    ==============     ==============     ===============

   The accompanying notes are an integral part of these financial statements.

                             HealthDesk Corporation
                         (a Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                        August 28, 1992
                                                    Year Ended          Year End        (Inception) to
                                                   December 31,        December 31,       December 31,
                                                       1995                1996              1997
                                                       ----                ----              ----
Revenue:
  Software development and licensing             $     224,011      $     52,225          $   743,539
  Other                                                   ----              ----               10,158
                                                 -------------      ------------          -----------
   Total revenue                                       224,011            52,225              753,697
                                                 -------------      ------------          -----------

Costs and expenses:
  Product development                                  680,886         1,622,601            2,710,117
  Sales and marketing                                  349,133         1,222,183            1,926,490
  General and administrative                           581,043           681,993            1,485,430
                                                 -------------      ------------          -----------
     Total costs and expenses                        1,611,062         3,526,777            6,122,037
                                                 -------------      ------------          -----------
     Loss from operations                           (1,387,051)       (3,474,552)          (5,368,340)

  Interest expense                                     (40,300)          (60,654)            (112,332)
  Interest income                                        6,000            28,779               34,779
  Amortization of discount and issuance costs
    associated with bridge financing (See Note
    6)                                                    ----          (884,227)            (884,227)
  Other expenses                                       (14,322)             ----              (14,322)
                                                 --------------     ------------          ------------
     Loss before income taxes                       (1,435,673)       (4,390,654)          (6,344,442)

Provision for income taxes                                (800)             (800)              (4,000)
                                                 --------------     -------------         ------------
     Net loss                                    $  (1,436,473)     $ (4,391,454)         $(6,348,442)
                                                 ==============     =============         ============

Net loss per share                                $      (0.46)      $     (1.12)
                                                 =============      ============

Weighted average number of shares of  common
   stock                                            3,152,081          3,913,433
                                                 =============      =============


   The accompanying notes are an integral part of these financial statements.

                             HealthDesk Corporation
                         (a Development Stage Company)
                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)


                                                                                            Deficit
                                                                                           Accumulated        Total
                                 Preferred      Preferred      Common          Common      During the    Shareholders'
                                   Stock          Stock         Stock          Stock       Development       Equity
                                  Shares         Amount         Shares         Amount        Stage          (Deficit)
                                  ------         ------         ------         ------        -----          ---------
Balances at August 28, 1992
   (inception)                       ----          ----            ----           ----           -----           ----
Common stock issued for cash
   on October 1, 1992 at
   $0.003 per share                  ----          ----         960,000   $      2,480            ----   $      2,480
Net loss                             ----          ----                                  $     (92,744)       (92,744)
                                ---------   -----------       ---------   ------------   -------------   ------------
Balances at December 31, 1992
                                     ----          ----         960,000          2,480         (92,744)       (90,264)
Common stock issued for cash
   in April and May 1993 at
   $1.04 per share                   ----          ----         240,000        250,000            ----        250,000
Net loss                             ----          ----            ----           ----        (190,749)      (190,749)
                                ---------   -----------       ---------   ------------   -------------   ------------
Balances at December 31, 1993
                                     ----          ----       1,200,000        252,480        (283,493)       (31,013)
Common stock issued for cash
   on May 2, 1994 at $1.04
   per share                         ----          ----          60,000         62,500            ----         62,500
Net loss                             ----          ----            ----           ----        (237,022)      (237,022)
                                ---------   -----------       ---------   ------------   -------------   ------------
Balances at December 31, 1994
                                     ----          ----       1,260,000        314,980        (520,515)      (205,535)
Common stock issued in
   exchange for convertible
   debt on September 29,
   1995 at $1.04 per share           ----          ----         768,000        800,000            ----        800,000
Common stock issued upon
   exercise of options in
   June and December 1995 at
   $1.04 per share                   ----         -----         102,000        106,250            ----        106,250
Preferred stock issued for
   cash in November and
   December 1995 at $2.08
   per share, net of              939,600   $ 1,935,807            ----           ----            ----      1,935,807
   issuance costs of $21,693
Net loss                             ----          ----            ----           ----      (1,436,473)    (1,436,473)
                               ----------   -----------    ------------   ------------   -------------   ------------
Balances on December 31, 1995
                                  939,600     1,935,807       2,130,000      1,221,230      (1,956,988)     1,200,049
Common stock issued upon
   exercise of options on
   February 1, 1996 at $1.04
   per share                         ----          ----             120            125            ----            125
Preferred stock issued for
   cash in February 1996 at
   $2.08 per share, net of
   issuance costs of $2,771       120,000       247,229            ----           ----            ----        247,229
Common Stock issued for cash
   in October 1996 at $2.25
   per share, net of
   issuance cost of $174,803         ----          ----         400,000        725,197            ----        725,197
Net loss                             ----          ----            ----           ----      (4,391,454)    (4,391,454)
                               ----------   -----------    ------------   ------------   -------------   ------------
Balances at December 31, 1996
                                1,059,600   $ 2,183,036       2,530,120   $  1,946,552   $  (6,348,442)  $ (2,218,854)
                               ==========   ===========    ============   ============   =============   ============

     The accompany notes are an integral part of these financial statements.

                             HealthDesk Corporation
                         (a Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                                             August 28, 1992
                                                         Year Ended         Year Ended       (inception) to
                                                         December 31       December 31,        December 31
                                                            1995               1996               1996
                                                            ----               ----               ----
Cash flows from operating activities:
   Net loss                                           $(1,436,473)         $(4,391,454)      $(6,348,442)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                         50,384              203,410           294,711
     Amortization of non cash discount                        ---              884,227           884,227
     Other                                                 11,556               17,244            28,800
     Changes in assets and liabilities:
      Increase in prepaid expenses and deferred
       costs                                               (9,643)            (636,113)         (641,559)
     (Increase) decrease in other assets                  (50,802)              77,133           (17,517)
     Increase in accounts payable                          90,049              752,669           857,428
     Increase in accrued liabilities                       43,924              259,569           458,117
                                                      -----------        -------------      ------------
       Net cash used in operating activities           (1,301,005)          (2,833,315)       (4,484,235)
                                                      -----------        -------------      ------------

Cash flows from investing activities:
   Additions to property and equipment                   (252,425)            (553,731)         (917,826)
                                                      -----------        -------------      ------------
   Net cash used in investing activities                 (252,425)            (553,731)         (917,826)
                                                      -----------        -------------      ------------

Cash flows from financing activities:
   Proceeds from short-term notes payable, net
    accrued offering costs                                   ----              970,750           970,750
   Repayment of convertible notes payable                    ----             (500,000)         (500,000)
   Proceeds from issuance of convertible notes
    payable                                               800,000              500,000         1,800,000
   Proceeds from issuance of common stock, net of
    accrued offering costs                                    ---              725,197         1,040,177
   Net proceeds from issuance of preferred stock        1,947,819              235,217         2,183,036
   Proceeds from shareholders' loans                         ----                 ----           118,164
   Repayment of loans from shareholders                   (22,939)                ----          (118,164)
   Proceeds from the exercise of stock options              6,250              100,125           106,375
                                                      -----------        -------------      ------------
     Net cash provided by financing  activities         2,731,130            2,031,289         5,600,338
                                                      -----------        -------------      ------------
     Net increase (decrease) in cash and cash
      equivalents                                       1,177,700           (1,355,757)          198,277
Cash and cash equivalents at beginning of year            376,334            1,554,034              ----
                                                      -----------        -------------      ------------
Cash and cash equivalents at end of year              $ 1,554,034        $     198,277      $    198,277
                                                      ===========        =============      ============

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
   Interest                                           $       2,208      $      82,753      $     84,961
                                                      =============      =============      ============
   Income taxes                                       $         800      $         800      $      3,200
                                                      =============      =============      ============

                  Noncash Financing Activities (Notes 6 and 9)

     The accompany notes are an integral part of these financial statements.

                             HealthDesk Corporation
                         (a Development State Company)

                          NOTES TO FINANCIAL STATEMENTS

1. Organization and basis of Presentation:

     HealthDesk Corporation (the Company), a development stage company, is engaged in designing, developing and marketing HealthDesk(R) OnLine, a healthcare management and information system which enables consumers to take a more active role in their personal and family health. HealthDesk OnLine features easy-to-use Windows-based software designed to develop personal medical records and health management programs and access educational, health related information from the Company's private website and over the Internet.

2. Summary of Significant Accounting Policies:

Use of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition:

     During 1995, the Company's revenues were generated primarily from two software development contracts. These revenues were recognized when the Company achieved designated milestones and received customer acceptance as specified in the related contracts. During 1996, the Company's revenues were generated primarily from a cross-licensing and marketing contract. These revenues are recognized ratably over the related period under the agreement.

Cash and Cash Equivalents:

     Cash and cash equivalents include all cash balances, money market instruments and other highly liquid investments with insignificant interest rate risk and original maturities of three months or less.

Software Development Costs:

     Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (SFAS 86), requires that software development costs be capitalized once the technological feasibility of the software product has been established. To date, such amounts eligible for capitalization have been insignificant and have been charged to product development expense in the period incurred.

Property and Equipment:

     Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of three years for computer hardware and purchased computer software and five years for furniture and fixtures, and over the remaining term of the facility lease for leasehold improvements.

                             HealthDesk Corporation
                         (a Development State Company)

                          NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies:   --   (Continued)

     When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations. Maintenance and repairs are charged to operations.

Income Taxes:

     Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109). Under SFAS No. 109, deferred income tax liabilities and assets are determined based on the difference between the financial reporting amounts and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates in effect for the years in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Computation of Net Loss Per Share:

     Net loss per share is computed using the weighted average number of common shares outstanding during each period. Common equivalent shares, consisting of stock options and convertible preferred stock are excluded from the computation, except as required by Securities and Exchange Commission Staff Accounting Bulletin No. 83 (SAB 83), because they would have an anti-dilutive impact. Pursuant to SAB 83, common shares and convertible preferred shares issued by the Company during the twelve months immediately preceding an offering date, plus the number of common equivalent shares which became issuable during the same period pursuant to the grant of stock options (using the treasury stock method and the public offering price of $5.00) have been included in the calculation of common and common equivalent shares as if they were outstanding for all periods presented.

Shareholders' Equity:

     On September 19, 1996, the Company's Board of Directors approved a 1.2 for 1 stock split of the Company's common and preferred stock. All share, stock option and per share amounts included in these financial statements have been restated to retroactively reflect the stock split.

     On September 19, 1996, the Company also amended its Articles of Incorporation to increase its authorized shares of common stock and preferred stock to 17,000,000 and 3,000,000, respectively, and to increase the number of shares of preferred stock designated as Series A to 1,200,000.

Recently Issued Accounting Pronouncements:

     In February 1997, Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (FAS 128) was issued and is effective for the Company's year ending December 31, 1997. The Company has not determined the impact of the implementation of FAS 128 on the earnings per share calculation.

                             HealthDesk Corporation
                         (a Development State Company)

                          NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies:   -    (Continued)

Reclassifications:

     Certain prior year balances have been reclassified to conform to the current year's presentation. Such reclassifications had no impact on net loss or shareholders' deficit as previously reported.

3. Concentrations of Credit Risk:

     The Company places its temporary cash investments with one financial institution. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Two customers accounted for approximately 40% and 56%, respectively, of revenues in fiscal 1995. Additionally, one customer accounted for approximately 96% of revenues in fiscal 1996.

4. Property and Equipment:

     Property and equipment at December 31, 1995 and 1996, consisted of the following:

                                                      December 31,  December 31,
                                                         1995          1996
                                                         ----          ----
Computer equipment and software                       $ 272,527     $ 662,676
Furniture and fixtures                                   11,297       101,406
Leasehold improvements                                    1,000        12,651
                                                      ---------     ---------
                                                        284,824       776,733
Less accumulated depreciation and amortization           49,861       208,693
                                                      ---------     ---------
   Total property and equipment, net                  $ 234,963     $ 568,040
                                                      =========     =========

5. Income Taxes:

     The provision for income taxes for the years ended December 31, 1995 and 1996 relates to current state income tax. The estimated tax effect of significant temporary differences and carry forwards that gave rise to deferred income tax assets as of December 31, 1995 and 1996, is as follows:


                                                          1995                                  1996
                                                          ----                                  ----
                                               Federal             State             Federal              State
                                               -------             -----             -------              -----
Deferred tax assets:
   Net operating loss carryforwards       $     578,000      $      52,500      $    2,000,000      $      180,000
   Research and experimentation credit
     carryforwards and other                     42,000             25,000             116,000              57,000
                                          -------------      -------------      --------------      --------------
                                                620,000             77,500           2,116,000             237,000
Valuation                                      (620,000)           (77,500)         (2,116,000)           (237,000)
                                          --------------     --------------     ---------------     ---------------
Net deferred tax assets                   $        ----      $        ----      $         ----      $         ----
                                          =============      =============      ==============      ==============


     Due to the uncertainty of realization, a valuation allowance has been provided to eliminate the net deferred tax assets at both December 31, 1995 and 1996 The increase in the valuation allowance was $487,500 and $1,655,500 during the years ended December 31, 1995 and 1996, respectively.

                             HealthDesk Corporation
                         (a Development State Company)

                          NOTES TO FINANCIAL STATEMENTS

5. Income Taxes:   -   (Continued)

     As of December 31, 1996, the Company had net operating loss carryforward of approximately $5,880,000 and $2,970,000 for federal income tax and California state franchise tax purposes, respectively. The federal carryforwards expire through 2010 (through 2000 for state carryforwards). As of December 31, 1996, the Company also has research and experimentation tax credit carryforwards of $52,000 and $45,000 for federal and state tax purposes, respectively. These carryforwards expire in the years ending 2008 through 2011.

     Pursuant to the provisions of the Tax Reform Act of 1986, utilization of these net operating loss and tax credit carryforwards will be subject to an annual limitation due to certain changes in ownership as defined under the tax law.

6. Notes Payable:

     On May 23, 1994, the Company entered into a $500,000 convertible promissory note agreement with simple interest at the rate of 7% per annum. The agreement provided the holder with the option of converting the principal amount plus the accrued interest into shares of the Company's common stock at a conversion price of $3.33 per share prior to the due date. Both principal and accrued interest thereof were due and payable two years from the agreement date. The Company paid the balance due on the note with the proceeds in October 1996 from the Bridge Financing (see below). At December 31, 1995 accrued interest relating to this note was $54,833 and interest paid at December 31, 1996 amounted to $81,083.

     In July and August 1996, the Company issued two term notes (the Notes) to two existing shareholders and directors for a total of $500,000. The Notes bore interest at 8% per annum and converted into 100,000 shares of the Company's common stock on the closing date of the Company's initial public offering in January 1997. At December 31, 1996 accrued interest relating to these notes amounted to $17,041.

     On October 11, 1996, the Company consummated a Bridge Financing pursuant to which it issued an aggregate of (i) $2,000,000 principal amount of promissory notes which bear interest at the rate of 9% per annum and were due on the consummation of the Company's initial public offering, and (ii) 400,000 shares of the Company's common stock. The Company recorded the notes at a discount of $900,000, which discount was allocated to the 400,000 shares of common stock issued. Additionally, $129,250 for debt issuance costs was recorded in connection with the Bridge Financing. Net proceeds from the bridge financing amounted to $1,765,000 of which 55% or $970,750 was allocated to short-term notes payable and 45% or $794,250 was allocated to Common Stock. At December 31, 1996 accrued interest related to these notes amounted to $39,945.

     The Company recorded a non-recurring amortization of the bridge finance charge of $884,227 for the year ended December 31, 1996. Payment of the bridge notes was made upon completion of the initial public offering in January 1997.

     The Company believes that the carrying amounts of the Notes and the Bridge Financing promissory notes approximate fair value due to their short maturities and conversion features.

                             HealthDesk Corporation
                         (a Development State Company)

                          NOTES TO FINANCIAL STATEMENTS

7. Commitments and Contingencies:

Leases:

     The Company entered into a noncancellable lease for its office in January 1996 which expires in early 1999. Additionally, the Company has other noncancelable operating leases expiring through November 2000. Total rent expense for 1995 and 1996 aggregated $32,680 and $107,384, respectively. Minimum future rentals under these operating leases as of December 31, 1996, are as follows:

Year ending December 31:
------------------------
                         1997            114,060
                         1998            114,060
                         1999             17,956
                         2000              8,219
                                    ------------
                                    $    254,295

Agreements:

     In May 1996, the Company entered into a cross-licensing agreement with another company. Pursuant to this agreement, the two companies granted each other a non-exclusive right to market the other party's principal product in exchange for a semiannual licensing fee of $25,000. A director of the Company is also a principle shareholder and director of the other company.

     The Company has also entered into various agreements granting it a non-exclusive right to use products of third parties in exchange for royalties based on usage levels. The Company has incurred $53,693 in royalty expenses under these agreements as of December 31, 1996.

     The Company has entered into various software and content agreements pursuant to which it is committed to pay, as of December 31, 1996, non-refundable minimum royalties of approximately $180,000.

Legal Proceedings:

     The Company is subject to a complaint filed by a former employee with the California Department of Fair Employment and Housing and a second from a former consultant regarding accelerated vesting of stock options. Management does not believe these matters will have a material impact on the Company's financial position or results of operations and intends to defend them vigorously. There can be no assurance, however, that these matters will be resolved in a manner favorable to the Company.

8. Employee Benefits Plans:

     On February 28, 1996, the Company adopted a 401 (k) plan for employees. All employees who meet certain service requirements are eligible to participate. Matching contributions are at the discretion of the Company. As of December 31, 1996, the Company had not elected to make any discretionary contributions.

     On August 1, 1994, the Company commenced the deferral of the payment of a portion of all future compensation of the Company's president. During 1995, all amounts due were paid to the Company's president as part of an agreement to terminate his employment as discussed in Note 9.

                             HealthDesk Corporation
                         (a Development State Company)

                          NOTES TO FINANCIAL STATEMENTS

9. Related Party Transactions:

     At December 31, 1996 and 1995, loans payable to related parties consisted of the following:

                                                                President        Shareholders          Total
                                                                ---------        ------------          -----

Balance of loans payable at December 31, 1994                         8,173             14,766           22,939
Repayment of loans                                                   (8,173)           (12,000)         (20,173)
Balance of loan forgiven                                               ----             (2,766)          (2,766)
Proceeds from convertible debt received                                ----            800,000          800,000
Convertible debt exchanged for common stock                            ----           (800,000)        (800,000)
                                                               ------------     ---------------     ------------
Balance of loans payable at December 31, 1995                  $       ----     $         ----      $      ----
                                                               ============     ==============      ===========

Proceeds from convertible term note                                    ----             500,000         500,000
Proceeds from bridge financing notes                                   ----             198,000         198,000
                                                               ------------     ---------------     -----------
Balance of loans payable at December 31, 1996                          ----     $       698,000     $   698,000
                                                               ============     ===============     ===========

     On April 8, 1993, the Company and a related entity (Spartina Corporation), which was wholly owned by the Company's president and director, entered into an agreement under which the related entity granted the Company a non-exclusive, royalty free license to use the source code of a certain software engine and tools in connection with the development of the Company's software products in the fields of health and medical management. The Company currently does not use any of this technology in the current product.

     On August 31, 1995, the Company's president signed an agreement to terminate his employment with the Company. Under the agreement, the president received a cash payment in consideration for an agreement not to compete with the Company and the termination of options to purchase an aggregate of 198,000 shares of the Company's common stock. In addition, Spartina Corporation assigned to the Company all of its right, title and interest in and to certain technology previously licensed by the Company from Spartina Corporation pursuant to the agreement discussed above.

     During the period from June 7, 1995 through September 28, 1995, the Company issued two convertible promissory notes (the Notes) to two existing shareholders for $800,000. The Notes bore interest at 6% per annum. Interest expense relating to these Notes amounted to $5,005 during 1995. On September 29, 1995, the principal of the Notes was converted at a rate of $1.04 per share into 768,000 shares of common stock of the Company.

     On August 15, 1995, the Company granted an option to acquire 96,000 shares of common stock at $1.04 per share to a board member and existing shareholder. The option was exercised on December 29, 1995 and proceeds of $100,000 were received by the Company on January 8, 1996.

     In December 1995, two principal shareholders and related Board members purchased 69,000 and 129,000 shares of the Company's Series A preferred stock for an aggregate purchase price of approximately $144,000 and $268,000, respectively, in connection with the Company's Series A financing.

     As discussed in Note 6, in July and August 1996, the Company issued two convertible term notes to two existing shareholders and related Board members.

     In October 1996, two of the Company's shareholders each purchased $100,000 of units consisting of 20,000 shares of Common Stock at an attributed price of $2.25 per share and a 9% promissory note in the principal amount of $100,000 in connection with the Bridge Financing.

                             HealthDesk Corporation
                          (a Development State Company)

                          NOTES TO FINANCIAL STATEMENTS

10. Preferred Stock:

     The Company is authorized to issue 3,000,000 shares of preferred stock. Of the authorized preferred stock, 1,200,000 shares are designated as Series A. As of December 31, 1996, the Company had issued 1,059,600 shares of Series A preferred stock for net proceeds of $2,183,036.

     The preferred stock is convertible at the option of the holder, into the Company's common stock at a rate of one share of common stock for one share of preferred stock, The conversion rate for the preferred stock is subject to future adjustments. The preferred stock will automatically convert immediately upon the closing of an initial public offering of the Company's common stock with gross proceeds exceeding $5 million (See footnote 12 and 13) or upon the approval of the holders of at least two thirds of the outstanding shares of preferred stock.

     Each share of preferred stock issued and outstanding has the number of votes equal to the number of shares of common stock into which such shares of preferred stock is convertible. The Series A preferred stock may receive noncumulative dividends in preference to holders of common stock, if and when, declared by the Board of Directors.

     In the event of any liquidation or dissolution, the holders of preferred stock shall be entitled to receive $2.08 per share in preference to any distribution to holders of common stock. After payment has been made to the holders of the preferred stock, any remaining assets shall be distributed ratably among the holders of the preferred and common stock based on the number of common shares held or, in the case of preferred stock, the number of shares of common stock on an as if converted basis. If the Company's assets are insufficient to provide for the full preference amount for the preferred stock outstanding, then such assets shall be distributed ratably among the holders of the preferred stock in proportion to the preferential amount each such holder would have been entitled to receive.

     On January 16, 1997, all outstanding shares of convertible preferred stock were automatically converted into 1,059,600 shares of Common Stock upon the closing of the Company's initial public offering (See Note 12 and 13).

11. Stock Options:

     In June 1994, the Company adopted the 1994 Stock Option Plan (the Plan) under which eligible employees, directors, and consultants can receive options to purchase shares of the Company's common stock at a price generally not less than 100% and 85% of the fair value of the common stock on the date of the grant for incentive stock options and nonstatutory stock options, respectively. However, the Company never granted options at below fair value as determined by the Board of Directors. The Plan, as amended, allows for the issuance of a maximum of 950,000 shares of the Company's common stock. This number of shares of common stock has been reserved for issuance under the Plan. The options granted under the Plan are exercisable over a maximum term of ten years from the date of grant and vest immediately. Shares purchased under the Plan are subject to a right of repurchase by the Company at the original exercise price. This repurchase right lapses with respect to 25% of the shares upon completion of one year of service and the balance in equal successive monthly installments upon completion of each of the next 36 months of service. With respect to certain of the options issued, the repurchase right is eliminated in the event there is a change in control of the Company.

                             HealthDesk Corporation
                         (a Development State Company)

                          NOTES TO FINANCIAL STATEMENTS

11. Stock Options:  -  (Continued)

     A summary of the activity under the Plan is set forth below:

                                                              Outstanding Options
                                                              -------------------
                                        Number of            Price         Aggregate         Weighted Avg.
                                         Shares            Per Share         Price           Exercise Price
                                         ------            ---------         -----           --------------
Balance, January 1, 1994                      ----         ----                  ----              ----
Options granted                            352,800         $1.04       $      366,912             $1.04
                                    --------------                     --------------
Balance, December 31, 1994                 352,800         1.04               366,912              1.04
Options granted                            771,300      1.04 - 2.08         1,126,713              1.46
Options exercised                         (102,000)        1.04              (106,080)             1.04
Options forfeited                         (475,900)     1.04 - 1.67          (620,432)             1.30
                                    ---------------                    ---------------
Balance, December 31, 1995                 546,200      1.04 - 2.08           767,113              1.40
Options granted                            485,000      2.08 - 5.00         2,081,908              4.29
Options exercised                             (120)        1.04                  (125)             1.04
Options forfeited                         (284,022)     2.08 - 5.00          (574,324)             2.02
                                    ---------------                    ---------------
Balance, December 31, 1996                 747,058     $1.04 - $5.00   $    2,274,572             $3.04
                                    ==============                     ==============

     At December 31, 1996, 594,705 of the exercisable options are subject to the Company's repurchase provision.

     The following information concerning the Company's stock option plan is provided in accordance with SFAS No. 123. "Accounting for Stock-Based Compensation." The Company accounts for such plans in accordance with APB No. 25 and related interpretations.

     The following table summarizes information with respect to stock options outstanding at December 31, 1996:

                                                     Options Outstanding                        Options Exercisable
                                                     -------------------                        -------------------
                              Number              Weighted Avg.                             Number
                           Outstanding              Remaining                             Exercisable
       Range of            December 31,         Contractual Life      Weighted Avg.       December 31,        Weighted Avg.
    Exercise Price            1996                  (Years)             Price                1996                 Price
    --------------            ----                  -------             -----                ----                 -----
     $1.04 - $2.08           546,080                8.5                $1.40               546,080               $1.40
     $2.08 - $5.00           200,978                9.5                $4.29               200,978               $4.29
     $1.04 - $5.00           747,058                8.8                $3.04               747,058               $3.04

     The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1995:

Risk-Free Interest Rates                      5.19% - 7.86%
     Expected Life                            4 years
        Volatility                             .57
    Dividend Yield                             ---

     The weighted average expected life was calculated based on the estimated exercise behavior of the Company's employees.

     The weighted average fair value of those options granted in 1995 and 1996 was $.69 and $1.90, respectively.

                             HealthDesk Corporation
                         (a Development State Company)

                          NOTES TO FINANCIAL STATEMENTS

11. Stock Options:  -  (Continued)

     The following proforma information has been prepared following the provisions of SFAS No. 123:

                                               1996                 1995
                                               ----                 ----
Net loss - proforma                         $ 4,451,416         $ 1,511,876
Net loss per share -proforma                $1.14               $ .48

12. Subsequent Events:

     On January 16, 1997, the Company completed its initial public offering
(IPO) of 1,700,000 shares of common stock at a price of $5.00 per share and redeemable warrants to purchase 1,955,000 shares of common stock. Each Warrant entitles the registered holder thereof to purchase one share of Common Stock at a price $5.00, subject to adjustment in certain circumstances, at any time through and including January 16, 2002. The Warrants are redeemable by the Company, upon the consent of the Underwriter, at any time, upon notice of not less than 30 days, at a price of $.10 per Warrant, provided that the closing bid quotation of the Common Stock on all 30 of the trading days ending on the third day prior to the day on which the Company gives notice has been at least 150% (currently $7.50, subject to adjustment) of the then effective exercise price of the Warrants.

     The IPO yielded gross proceeds of $8,695,500 and net proceeds of $7,604,650 after deducting the underwriter's discount, fees and other financing costs aggregating $1,090,850. In addition, the Company sold to the Underwriter for an aggregate of $187, warrants (Underwriter's Warrants) to purchase up to 170,000 shares of common stock at an exercise price of $6.00 per share and/or up to 170,000 warrants (each exercisable to purchase one share of Common Stock at a price of $6.25 per share) at an exercise price of $.12 per warrant. The Underwriter's Warrants are exercisable over a five-year period beginning January 16, 1997.

     The Company also granted to the Underwriter an overallotment option, expiring March 2, 1997, to purchase up to 255,000 additional shares of common stock and/or 255,000 additional warrants at $5.00 and $.10, respectively, less underwriting discounts and commissions.

13. Pro Forma Information (unaudited):

     The pro forma information as of December 31, 1996, reflected in the accompanying balance sheet, gives effect to (i) the conversion of all outstanding shares of convertible preferred stock into 1,059,600 shares of common stock (Note 10); (ii) the repayment of the Bridge Financing (Note 6) in January 1997 (iii) the issuance of 100,000 shares of common stock upon conversion of $500,000 of convertible notes payable (Note 6); (iv) net proceeds received from the IPO in January 1997 and; (v) write off of the remaining original issue discount and deferred debt issuance costs.