Form 10QSB
period 1997-03-31
HEALTHDESK CORP
filed 1997-05-09
CIK 1023767

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB




            X Quarterly Report Pursuant to Section 13 or 15(d) of the
           ---           Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1997


            Transition Report Pursuant to Section 13 or 15(d) of the
        ---              Securities Exchange Act of 1994
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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of May 9, 1997, there were 5,392,845 shares of the Company's Common Stock outstanding and 1,955,000 Redeemable Warrants outstanding.

     Transitional Small Business Disclosure Format   Yes         No  X
                                                         -----     -----

--------------------------------------------------------------------------------

                                      INDEX


                  Part I                                                   Page

Item 1   Financial Statements ..........................................     3

Item 2   Management's Discussion and Analysis or Plan Operation.........     3


                  Part II

Item 6   Exhibits and Reports on Form 8-K...............................     5

                                     Part I

Item 1.    Financial Statements.

     The following Financial Statements are filed with this report as pages F-1 through F-7 following the signature page:
     Index to Interim Financial Statements
     Condensed Balance Sheets
     Condensed Statements of Operations
     Condensed Statements of Shareholders' Equity (Deficit)
     Condensed Statements of Cash Flows
     Notes to Condensed Financial Statements

Item 2.    Management's Discussion and Analysis or Plan Operation.

     The Company's operating performance each quarter is subject to various risks and uncertainties as discussed in the Company's Form 10-KSB for the year ended December 31, 1996. The following discussion should be read in conjunction with the section entitled "Factors Affecting the Company's Business, Operating Results and Financial Condition" in the Form 10-KSB.

     The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below includes "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by the section. Readers are cautioned not to place undue reliance on these forward-looking statements as they speak only as of the date hereof.

     Overview

     The Company was organized in August 1992 and is still in the development stage. Since inception, the Company has been engaged primarily in product development activities. The Company's initial product was introduced in early 1993 and the Company has not yet proven to be commercially viable.

     The Company has not yet generated any meaningful revenues, and will not generate any meaningful revenues until after the Company successfully completes development and market testing of HealthDesk OnLine and attracts and retains a significant number of subscribers. For the period August 28, 1992 (inception) to March 31, 1997, the Company incurred a cumulative net loss of approximately $7,550,084. Since March 31, 1997, the Company has continued to incur increasing and significant losses and anticipates that it will continue to incur significant losses until, at the earliest, the Company generates sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and commercializing its proposed products.

     In January 1997 the Company completed an Initial Public Offering ("IPO") raising net proceeds of $7,018,788 through the issuance of 1,700,000 shares of Common Stock and 1,955,000 Warrants.

     The Company's results of operations for the three months ended March 31, 1997 includes $145,023 of the amortization of debt discount and issuance cost related to notes issued in a bridge financing completed in October 1996 (the "Bridge Financing").

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

     Results of Operations

     Revenue increased from $858 for the three months ended March 31, 1996 to $200,485 for the three months ended March 31, 1997. This increase was primarily attributable to an increase in development fee revenue associated with the development of HealthDesk OnLine for diabetes. During 1996, the Company had focused its efforts on the initial development of HealthDesk OnLine and reduced its marketing and sales efforts relating to its original Desktop HealthDesk product.

     Product development costs increased by 120.6% from $316,107 for the three months ended March 31, 1996 to $697,217 for the three months ended March 31, 1997. The increase in expenditures was principally related to the expansion of the programming staff and associated costs related to the development of HealthDesk OnLine for diabetes during the three months ended March 31, 1997.

     Sales and marketing costs increased by 406.6% from $86,590 for the three months ended March 31, 1996 to $438,718 for the three months ended March 31, 1997. This increase resulted primarily from the hiring of additional marketing personnel and associated collateral and travel and entertainment in connection with the marketing of HealthDesk OnLine for diabetes during the three months ended March 31, 1997.

     General and administrative costs decreased by 64.9% from $410,103 for the three months ended March 31, 1996 to $143,917 for the three months ended March 31, 1997. This decrease was primarily attributable to decreased professional fees and a change in the allocation of resources to marketing and development activities.

     Other (income) expense, net (including interest expense, interest income and amortization of discount and issuance costs) increased from $5,088 for the three months ended March 31, 1996 to $122,075 for the three months ended March 31, 1997. This increase was primarily attributable to the remaining amortization of the non-recurring bridge discount and deferred debt issuance costs of $145,023 and increased interest expense as a result of higher levels of borrowings in place prior to the IPO.

     As a result of the foregoing, the Company incurred a net loss of $1,201,642 for the three months ended March 31, 1997, as compared to a net loss of $807,854 for the comparable period in 1996.

     Liquidity and Capital Resources

     In January 1997, the Company consummated an underwritten initial public offering of 1,700,000 shares of Common Stock at an offering price of $5.00 per share and 1,955,000 Warrants at an offering price of $.10 per Warrant. The net proceeds to the Company were $7,018,788 after deducting issuance costs, of $1,676,712 which were charged to common stock. Each Warrant entitles the registered holder thereof to purchase one share of Common Stock at an price of $5.00, subject to adjustment in certain circumstances, at any time through and including January 16, 2002. The Warrants are redeemable by the Company, upon the consent of the Underwriter, at any time, upon notice of not less than 30 days, at a price of $.10 per Warrant, provided that the closing bid quotation of Common Stock on all 30 of the trading days ending on the third day prior to the day which the Company gives notice has been at least 150% (currently $7.50, subject to adjustment) of the then effective exercise price of the Warrants.

     Upon the closing of the IPO, the Company repaid $2,000,000 principal amount of bridge notes financing and converted the outstanding convertible notes into 100,000 shares of Common Stock. In addition, all outstanding shares of Series A Preferred Stock were converted into 1,059,600 shares of Common Stock.

     At March 31, 1997, the Company had cash and cash equivalents of $4,043,546, as compared to $1,055,751 at March 31, 1996.

     In first quarter of 1996, $573,890 of cash was used in operating activities, principally as a result of the $807,854 loss in the first quarter of 1996. In first quarter of 1997, $1,104,147 of cash was used in operating activities, principally as a result of the $1,201,642 loss in the first quarter of 1997 as offset by $145,023 in amortization of non cash discount, and $650,602 decrease in accounts payable and accrued liabilities. Working capital at March 31, 1997 was $3,507,139, as compared to $208,862 at March 31, 1996.

     The Company expects to incur significant expenses in connection with its operations, including expenses associated with hiring additional marketing and sales personnel and the research and development of product lines. The Company anticipates, based on its current proposed growth plans and assumptions relating to its growth and operations, that the proceeds from the IPO and planned revenues will be sufficient to satisfy the Company's contemplated cash requirements through 1997. However, there can be no assurance that the Company's funding requirements will not increase significantly as a result of unforeseen circumstances or that the Company's cash used by operating activities will not increase. If the Company is required to seek third-party sources of financing to meet its short-term or long-term funding needs, there can be no assurance that the Company would be able to obtain public or private third-party sources of financing or, if obtained, that favorable terms for such financing would be obtained. In addition, given the trading history of the Company's common stock since the initial public offering, there can be no assurance that the Company would be able to raise additional cash through the warrants or other public and/or private offerings of its common stock.

                                     Part II

Item 6.           Exhibits and Reports on Form 8-K.

a) Exhibits:
    11.1          Statement Regarding computation of earnings per share
    27            Financial Data Schedule

b) No reports have been filed on Form 8-K in the Quarter ended March 31, 1997.


                                    SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

HealthDesk Corporation

By:  /s/ Timothy S. Yamauchi                                  Date: May 9, 1997
     -----------------------
     Timothy S. Yamauchi
     Chief Financial Officer
       (principal financial and accounting officer)

                                  Exhibit Index

                  Description
                  -----------

    11.1          Statement Regarding computation of earnings per share

    27            Financial Data Schedule

                             HealthDesk Corporation
                          (a Development Stage Company)

                                    CONTENTS

                                                                                                          Page
                                                                                                          ----

Condensed Balance Sheets as of March 31, 1996 and 1997 (unaudited)......................................   F-2

Condensed Statements of Operations for the three months ended March 31, 1996 and 1997, and
   period from inception to March 31, 1997 (unaudited)..................................................   F-3

Condensed Statements of Shareholders' Equity (Deficit) for the years ended December 31, 1992,
   1993, 1994, 1995, 1996 and three months ended March 31, 1997 (unaudited).............................   F-4

Condensed Statements of Cash Flows for the three months ended March 31, 1996 and 1997 and
   period from inception to March 31, 1997 (unaudited)..................................................   F-5

Notes to Condensed Financial Statements.................................................................   F-6

                                      F-1

                             HealthDesk Corporation
                          (a Development Stage Company)

                            CONDENSED BALANCE SHEETS
                                   (unaudited)



                                                                                      March 31,
                                                                                      ---------
                              ASSETS                                       1996                      1997
                                                                           ----                      ----
Current assets:
      Cash and cash equivalents..............................    $        1,055,751        $        4,043,546
      Prepaid expenses and other.............................                46,704                   125,105
      Deferred offering  and debt issuance costs.............               129,971                      ----
                                                                 ------------------        ------------------
         Total current assets................................             1,232,426                 4,168,651
Property and equipment, net..................................               413,635                   578,869
Other assets.................................................                17,052                    17,100
                                                                 ------------------        ------------------
         Total assets........................................    $        1,663,113        $        4,764,620
                                                                 ==================        ==================






LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
         Accounts payable....................................    $          195,336        $          434,155
         Accrued liabilities.................................               264,645                   227,357
         Notes payable.......................................               563,583                      ----
                                                                 ------------------        ------------------
           Total liabilities.................................             1,023,564                   661,512
                                                                 ------------------        ------------------
  Shareholders' equity:
         Convertible preferred stock, no par value;
           authorized 3,000,000 shares; issued and
           outstanding 939,600 shares at March 31, 1996
           and none at March 31, 1997                                     2,183,036                      ----

         Common stock, no par value; authorized 17,000,000
           shares; issued and outstanding 2,130,000, and
           5,392,845 at March 31, 1996, and 1997, respectively            1,221,355                11,457,505
         Warrants............................................                  ----                   195,687
         Deficit accumulated during the development stage....            (2,764,842)               (7,550,084)
                                                                 -------------------       -------------------
          Total shareholders' equity.........................               639,549                 4,103,108
                                                                 ------------------        ------------------
             Total liabilities and shareholders' equity......    $        1,663,113        $        4,764,620
                                                                 ==================        ==================

   The accompanying notes are an integral part of these financial statements.

                             HealthDesk Corporation
                          (a Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                            August 28, 1992
                                                                                             (Inception) to
                                                          Three Months Ended March 31,          March 31,
                                                            1996               1997               1997
                                                            ----               ----               ----
Revenue:
   Software development and licensing............     $         858      $    200,485       $   944,024
   Other.........................................              ----              ----            10,158
                                                      -------------      ------------       -----------
     Total revenue...............................               858           200,485           954,182
                                                      -------------      ------------       -----------

Costs and expenses:
   Product development...........................           316,107           697,217         3,407,334
   Sales and marketing...........................            86,590           438,718         2,365,208
   General and administrative....................           410,103           143,917         1,629,347
                                                      -------------      ------------       -----------
      Total costs and expenses...................           812,800         1,279,852         7,401,889
                                                      -------------      ------------       -----------
      Loss from operations.......................          (811,942)       (1,079,367)       (6,447,707)

     Interest expense............................            (9,248)          (14,900)         (127,232)
     Interest income.............................            14,336            37,848            72,627
     Amortization of discount and issuance costs
       associated with bridge financing..........              ----          (145,023)       (1,029,250)
     Other expenses..............................              ----              ----           (14,322)
                                                      -------------      ------------      ------------
      Loss before income taxes...................          (806,854)       (1,201,442)       (7,545,884)

Provision for income taxes.......................            (1,000)             (200)           (4,200)
                                                      -------------      ------------      ------------
      Net loss...................................     $    (807,854)     $ (1,201,642)      $(7,550,084)
                                                      =============      ============       ============

Net loss per share...............................     $       (0.21)     $      (0.26)
                                                      =============      ============

Weighted average number of shares of common
  stock .........................................         3,824,866         4,659,663
                                                      =============      ============


   The accompanying notes are an integral part of these financial statements.

                             HealthDesk Corporation
                          (a Development Stage Company)

             CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)


                                                                                                       Deficit
                                                                                                     Accumulated      Total
                                       Preferred Stock                          Common Stock          During the   Shareholders'
                                       ---------------                          ------------         Development      Equity
                                     Shares      Amount      Warrants       Shares        Amount        Stage       (Deficit)
                                     ------      ------      --------       ------        ------        -----       ---------
Balances at August 28, 1992
   (inception)...............         ----        ----         ----            ----          ----        -----          ----
Common stock issued for cash
   on October 1, 1992 at
   $0.003 per share..........         ----        ----         ----         960,000  $      2,480         ----   $     2,480
Net loss.....................         ----        ----         ----            ----          ----  $   (92,744)      (92,744)
                               -----------  ----------   ----------    ------------  ------------  ------------  ------------
Balances at December 31, 1992         ----        ----         ----         960,000         2,480      (92,744)      (90,264)
Common stock issued for cash
   in April and May 1993 at
   $1.04 per share...........         ----        ----         ----         240,000       250,000         ----       250,000
Net loss.....................         ----        ----         ----            ----          ----     (190,749)     (190,749)
                               -----------  ----------   ----------    ------------  ------------  ------------  ------------
Balances at December 31, 1993         ----        ----         ----       1,200,000       252,480     (283,493)      (31,013)
Common stock issued for cash
   on May 2, 1994 at $1.04 per
   share.....................         ----        ----         ----          60,000        62,500         ----        62,500
Net loss.....................         ----        ----         ----            ----          ----     (237,022)     (237,022)
                               -----------  ----------   ----------    ------------  ------------  ------------  ------------
Balances at December 31, 1994         ----        ----         ----       1,260,000       314,980     (520,515)     (205,535)
Common stock issued in
   exchange for convertible
   debt on September 29, 1995
   at $1.04 per share........         ----        ----         ----         768,000       800,000         ----       800,000
Common stock issued upon
   exercise of options in June
   and December 1995 at $1.04
   per share.................         ----       -----        -----         102,000       106,250         ----       106,250
Preferred stock issued for
   cash in November and
   December 1995 at $2.08 per
   share, net of issuance
   costs of $21,693..........      939,600  $1,935,807         ----            ----          ----         ----     1,935,807
Net loss.....................         ----        ----         ----            ----          ----   (1,436,473)   (1,436,473)
                               -----------  ----------   ----------    ------------  ------------  ------------  ------------
Balances on March 31, 1996...      939,600   1,935,807         ----       2,130,000     1,221,230   (1,956,988)    1,200,049
Common stock issued upon
   exercise of options on
   February 1, 1996 at $1.04
   per share.................         ----        ----         ----             120           125         ----           125
Preferred stock issued for
   cash in February 1996 at
   $2.08 per share, net of
   issuance costs of $2,771..      120,000     247,229         ----            ----          ----         ----       247,229
Common Stock issued for cash
   in October 1996 at $2.25
   per share, net of issuance
   cost of $174,803..........         ----        ----         ----         400,000       725,197         ----       725,197
Net loss.....................         ----        ----         ----            ----          ----   (4,391,454)   (4,391,454)
                               -----------  ----------   ----------    ------------  ------------  ------------  ------------
Balances at December 31, 1996    1,059,600   2,183,036         ----       2,530,120     1,946,552   (6,348,442)   (2,218,854)
Common Stock  and Warrants
   issued in connection  with
   the initial public offering
   on January 23, 1997
   (unaudited)...............         ----        ----     $195,500       1,700,000     6,823,101         ----     7,018,601
Preferred Stock converted to
   common stock (unaudited)..   (1,059,600) (2,183,036)        ----       1,059,600     2,183,036         ----          ----
Convertible notes converted to
   common stock (unaudited)..         ----        ----         ----         100,000       500,000         ----       500,000
Issuance of warrants in
   connection with the initial
   public offering (unaudited)        ----        ----          187            ----          ----         ----           187
Common Stock issued upon
   exercise of options in
   March at $1.04 and $2.08
   per share (unaudited).....         ----        ----         ----           3,125         4,816         ----         4,816
Net loss (unaudited).........         ----        ----         ----            ----          ----   (1,201,642)   (1,201,642)
                               -----------  ----------   ----------    ------------  ------------  ------------  ------------
Balances on March 31, 1997
   (unaudited)...............         ----       -----     $195,687       5,392,845  $ 11,457,505  $(7,550,084)  $ 4,103,108
                               ===========  ==========   ==========    ============  ============  ============  ===========

     The accompany notes are an integral part of these financial statements.

                             HealthDesk Corporation
                          (a Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                             Three Months Ended March 31,            August 28, 1992
                                                             ----------------------------              (inception) to
                                                              1996                   1997              March 31,1997
                                                              ----                   ----              -------------
Cash flows from operating activities:
   Net loss.......................................    $       (807,854)      $       (1,201,642)    $       (7,550,084)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization................              42,590                   63,357                358,068
     Amortization of non cash discount............                ----                  145,023              1,029,250
     Other........................................                ----                     ----                 28,800
     Changes in assets and liabilities:
       (Increase) decrease in prepaid expenses and
        deferred costs............................             (36,132)                 539,300               (102,259)
       (Increase) decrease in other assets........               3,987                      417                (17,100)
       Increase (decrease) in accounts payable....              90,577                 (423,273)               434,155
       Increase (decrease) in accrued liabilities.             132,942                 (227,329)               230,788
                                                      ----------------       ------------------     ------------------
        Net cash used in operating activities.....            (573,890)              (1,104,147)            (5,588,382)
                                                      ----------------       ------------------     ------------------

Cash flows from investing activities:
   Additions to property and equipment............            (168,485)                 (74,188)              (992,014)
                                                      ----------------       ------------------     ------------------
       Net cash used in investing activities......            (168,485)                 (74,188)              (992,014)
                                                      ----------------       ------------------     ------------------

Cash flows from financing activities:
   Payments of short-term notes payable...........                ----               (2,000,000)            (2,000,000)
   Proceeds of short-term notes payable, net
    accrued offering costs........................                ----                     ----                970,750
   Repayment of convertible notes payable.........                ----                     ----               (500,000)
   Proceeds from issuance of convertible notes
    payable.......................................               8,750                     ----              1,800,000
   Proceeds from issuance of common stock and
    warrants, net of offering costs...............                ----                7,018,788              8,058,965
   Net proceeds from issuance of preferred stock..             235,217                     ----              2,183,036
   Proceeds from shareholders' loans..............                ----                     ----                118,164
   Repayment of loans from shareholders...........                ----                     ----               (118,164)
   Proceeds from the exercise of stock options.....                125                    4,816                111,191
                                                      ----------------       ------------------     ------------------
     Net cash provided by financing  activities...             244,092                5,023,604             10,623,942
                                                      ----------------       ------------------     ------------------
     Net increase (decrease) in cash and cash
      equivalents.................................            (498,283)               3,845,269              4,043,546
Cash and cash equivalents at beginning of period..           1,554,034                  198,277                   ----
                                                      ----------------       ------------------     ------------------
Cash and cash equivalents at end of period........    $      1,055,751       $        4,043,546     $        4,043,546
                                                      ================       ==================     ==================

     The accompany notes are an integral part of these financial statements.

                             HealthDesk Corporation
                          (a Development Stage Company)


                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

     The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of all normal recurring adjustments necessary for a fair statement of results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

     The organization and the business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's consolidated financial statements filed as part of the Company's annual report for the fiscal year ended December 31, 1996 on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

     For comparability, certain March 31, 1996 amounts have been reclassified where appropriate to conform to the financial statement presentation used at March 31, 1997.

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

2. Concentrations of Credit Risk:

     The Company places its temporary cash investments with one financial institution. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. One customer accounted for approximately 96% of revenues in three months ended March 31, 1997.

3. Legal Proceedings:

     The Company is subject to a complaint filed by a former employee with the California Department of Fair Employment & Housing and a second from a former consultant. The claim alleges wrongful termination as a result of alleged denial of reasonable accommodation for a wrist and neck injury. The second complaint alleges that a former consultant is entitled to compensation associated with accelerated vesting of stock options. The Company intends to defend these matters vigorously. There can be no assurance, however, that such matters will be resolved in a manner favorable to the Company.

                             HealthDesk Corporation
                          (a Development Stage Company)


                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

4. Initial Public Offering:

     On January 23, 1997, the Company completed an initial public offering of 1,700,000 shares of Common Stock at $5.00 per share, and 1,700,000 Warrants (the "Warrant") at $0.10 per Warrant. Each Warrant is exercisable through January 16, 2002 and allows the purchase of one share of common stock at $5.00, subject to adjustment in certain circumstances. In January 1997, the underwriters exercised its option to purchase an additional 255,000 Warrants at $0.10 per Warrant to cover over-allotments. The Company sold the securities to the underwriters at a discount of 10% from the initial public offering price and paid the underwriters an expense allowance of 3% of the gross proceeds of the public offering. The Company also sold, pursuant to the underwriting agreement, to the underwriters for $187, Warrants to purchase up to an aggregate of 170,000 shares of Common Stock, no par value and/or 170,000 Warrants to purchase 170,000 Common Shares. After deducting offering expenses, the Company received net proceeds from the offering of $7,018,788.