Form 10QSB
period 1997-06-30
HEALTHDESK CORP
filed 1997-08-14
CIK 1023767

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------




                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB



          __X_ Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 1997

         ____ Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1994
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
                                                    Yes          No    X
                                                         ------      -------


     As of August 6, 1997, there were 5,392,845 shares of the Company's Common Stock outstanding, 1,955,000 Redeemable Warrants outstanding and 340,000 Underwriter's Warrants outstanding.


 Transitional Small Business Disclosure Format       Yes          No    X
                                                         ------      -------


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX


                  Part I                                                 Page

Item 1   Financial Statements .........................................     3

Item 2   Management's Discussion and Analysis or Plan Operation........     3


                  Part II

Item 4   Submission of Matters to a Vote of Security Holders...........     5

Item 6   Exhibits and Reports on Form 8-K..............................     6

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


     The Company has not yet generated any meaningful revenues, and will not generate any meaningful revenues until after the Company successfully completes development and market testing of HealthDesk OnLine and attracts and retains a significant number of subscribers. For the period August 28, 1992 (inception) to June 30, 1997, the Company incurred a cumulative net loss of approximately $8,631,348. Since June 30, 1997, the Company has continued to incur increasing and significant losses and anticipates that it will continue to incur significant losses until, at the earliest, the Company generates sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and commercializing its proposed products.


     In January 1997 the Company completed an Initial Public Offering ("IPO") raising net proceeds of $7,018,788 through the issuance of 1,700,000 shares of Common Stock and 1,955,000 Warrants.


     The Company's results of operations for the six months ended June 30, 1997 includes a $145,023 charge relating to the amortization of debt discount and issuance costs related to notes issued in a bridge financing completed in October 1996 (the "Bridge Financing").


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

     In February 1997, Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (FAS 128) was issued and is effective for the Company's year ending December 31, 1997. In March 1997, Statement of Financial Accounting Standards No. 129, "Disclosure of Information About Capital Structure" was issued and is effective for the Company's year ending December 31, 1998. In June 1997, Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of An Enterprise and Related Information" were issued and are also effective for the year ending December 31, 1998. The Company has not determined the impact of the implementation of these pronouncements.

     Results of Operations


     Revenue increased from $5,158 for the three months ended June 30, 1996 to $25,558 for the three months ended June 30, 1997, and revenue increased from $6,016 for the six months ended June 30, 1996 to $226,043 for the six months ended June 30, 1997. These increases were primarily attributable to an increase in development fee revenue associated with the development of HealthDesk OnLine for Diabetes. During 1996, the Company had focused its efforts on the initial development of HealthDesk OnLine and reduced its marketing and sales efforts relating to its original Desktop HealthDesk product.

     Product development costs increased by 42.1% from $427,581 for the three months ended June 30, 1996 to $607,714 for the three months ended June 30, 1997, and product development costs increased by 75.5% from $743,688 for the six months ended June 30, 1996 to $1,304,931 for the six months ended June 30, 1997. The increase in expenditures was principally related to the expansion of the programming staff and associated costs related to the development of HealthDesk OnLine for Diabetes during the three months and six months ended June 30, 1997.

     Sales and marketing costs increased by 97.4% from $187,790 for the three months ended June 30, 1996 to $370,691 for the three months ended June 30, 1997, and sales and marketing costs increased by 195.0% from $274,380 for the six months ended June 30, 1996 to $809,409 for the six months ended June 30, 1997. These increases resulted primarily from the hiring of additional marketing personnel and associated collateral and travel and entertainment in connection with the marketing of HealthDesk OnLine for diabetes during the three months and six months ended June 30, 1997.


     General and administrative costs decreased by 44.8% from $305,653 for the three months ended June 30, 1996 to $168,688 for the three months ended June 30, 1997. This decrease was primarily attributable to a change in the allocation of resources to marketing and development activities and the write-off of deferred offering costs of $118,113, in the quarter ended June 30, 1996.


     General and administrative costs decreased by 56.3% from $715,756 for the six months ended June 30, 1996 to $312,605 for the six months ended June 30, 1997. This decrease was primarily attributable to a change in the allocation of resources to marketing and development activities and the write-off of the deferred offering costs noted above, in quarter ended June 30, 1996.


     Other income (expense), net (including interest expense and interest income) changed from expense of ($1,934) for the three months ended June 30, 1996 to income of $40,471 for the three months ended June 30, 1997. This change was primarily attributable to the increased interest expense as a result of higher levels of borrowings prior to the IPO.


     Other income (expense), net (including interest expense, interest income and amortization of discount and issuance costs) changed from income of $3,154 for the six months ended June 30, 1996 to expense of ($81,604) for the six months ended June 30, 1997. This change was primarily attributable to the remaining amortization of the non-recurring bridge discount and deferred debt issuance costs of $145,023 and increased interest expense as a result of higher levels of borrowings prior to the IPO.

     As a result of the foregoing, the Company incurred a net loss of $1,081,264 and $2,282,906 for the three months and six months ended June 30, 1997, as compared to a net loss of $917,200 and $1,725,054 for the comparable periods in 1996.



     Liquidity and Capital Resources

     In January 1997, the Company consummated an underwritten initial public offering of 1,700,000 shares of Common Stock at an offering price of $5.00 per share and 1,955,000 Warrants at an offering price of $.10 per Warrant. The net proceeds to the Company were $7,018,788 after deducting issuance costs of $1,676,712. Each Warrant entitles the registered holder thereof to purchase one share of Common Stock at an price of $5.00, subject to adjustment in certain circumstances, at any time through and including January 16, 2002. The Warrants are redeemable by the Company, upon the consent of the Underwriter, at any time, upon notice of not less than 30 days, at a price of $.10 per Warrant, provided that the closing bid quotation of Common Stock on all 30 of the trading days ending on the third day prior to the day which the Company gives notice has been at least 150% (currently $7.50, subject to adjustment) of the then effective exercise price of the Warrants.

     Upon the closing of the IPO, the Company repaid $2,000,000 principal amount of bridge notes financing and converted the outstanding convertible notes into 100,000 shares of Common Stock. In addition, all outstanding shares of Series A Preferred Stock were converted into 1,059,600 shares of Common Stock.

     At June 30, 1997, the Company had cash and cash equivalents of $2,824,978, as compared to $232,766 at June 30, 1996.

     During the first half of 1996, $1,347,840 of cash was used in operating activities, principally as a result of the $1,725,054 loss incurred in the first half of 1996. During the first half of 1997, $2,299,346 of cash was used in operating activities, principally as a result of the $2,282,906 loss incurred in the first half of 1997 and a $841,278 decrease in accounts payable and accrued liabilities as offset by $145,023 in amortization of non cash discount associated with the Bridge Financing, and a $548,816 decrease in prepaid expenses and deferred costs. Included in the $841,278 were non-recurring accounting, legal and printing charges of $466,411 which related to the IPO and the Bridge Financing and a non-recurring bonus of $80,000 paid to an officer per the employment agreement. Working capital/(deficit) at June 30, 1997 was $2,469,731, as compared to $(765,337) at June 30, 1996.


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

     The Company's capital requirements relating to the development and commercialization of HealthDesk OnLine have been and will continue to be significant. Other than as described in this 10-QSB, the Company has no material commitments for capital expenditures. For the period August 28, 1992 (inception) to June 30, 1997, the Company had capital expenditures of approximately $1,015,000 relating primarily to computer equipment.

                                    Part II

Item 4. Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Shareholders (the "Annual Meeting") was held on June 25, 1997 at 9:00a.m., local time, at the Berkeley Marina Marriott at 200 Marina Boulevard, Berkeley, California. The Annual Meeting was held for the purpose of (a) electing the Board of Directors, (b) ratifying and approving the Company's independent auditors for the fiscal year ending December 31, 1997 and (c) transacting other business as may properly come before the Annual Meeting. The two matters below were voted upon and approved:

Matter No. 1 - Election of Board of Directors:

The following persons were duly elected to the Board for the ensuing year and until their successors are duly elected and qualified:

        NOMINATION                         FOR                       AGAINST
        ----------                         ---                       -------
        Peter S. O'Donnell              4,216,812                      94,400
        John Pappajohn                  4,216,812                      94,400
        James A. Gordon                 4,216,812                      94,400
        Dr. Joseph Rudick, Jr.          4,216,812                      94,400
        David Sengpiel                  4,216,812                      94,400
        Dr. Edward C. Geehr             4,216,812                      94,400

Matter No. 2 - Ratification of the Appointment of Coopers & Lybrand L.L.P. as the Independent Auditors for the Fiscal Year Ending December 31, 1997:

        NOMINATION                         FOR        AGAINST       ABSTAINED
        ----------                         ---        -------       ---------
        Coopers & Lybrand L.L.P.        4,204,212      1,000         106,000

Item 6.  Exhibits and Reports on Form 8-K.

a) Exhibits:
    11.1          Statement Regarding computation of earnings per share
    27            Financial Data Schedule

b) No reports have been filed on Form 8-K in the Quarter ended June 30, 1997.

                                   SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

HealthDesk Corporation

By:  /s/ Timothy S. Yamauchi                      Date: August 14, 1997
     -----------------------
     Timothy S. Yamauchi
     Chief Financial Officer
       (principal financial and accounting officer)

                             HealthDesk Corporation
                         (a Development Stage Company)


                                    CONTENTS


                                                                                                          Page

Condensed Balance Sheets as of December 31, 1996 and June 30, 1997 (unaudited)..........................   F-2


Condensed Statements of Operations for the three months and the six months ended June 30, 1996
   and 1997, and period from inception to June 30, 1997 (unaudited).....................................   F-3

Condensed Statements of Shareholders' Equity (Deficit) for the years ended December 31, 1992,
   1993, 1994, 1995, 1996 and the six months ended June 30, 1997 (unaudited)............................   F-4


Condensed Statements of Cash Flows for the six months ended June 30, 1996 and 1997 and period
   from inception to June 30, 1997 (unaudited)..........................................................   F-5

Notes to Condensed Financial Statements.................................................................   F-6


                             HealthDesk Corporation
                         (a Development Stage Company)


                            CONDENSED BALANCE SHEETS



                                                                       December 31,                 June 30
                              ASSETS                                       1996                      1997
                                                                           ----                      ----
                                                                                                  (unaudited)
    Current assets:
      Cash and cash equivalents..............................    $          198,277        $        2,824,978
      Prepaid expenses and other.............................               172,294                   115,589
      Deferred offering and debt issuance costs..............               492,109                      ----
                                                                 ------------------        ------------------
         Total current assets................................               862,680                 2,940,567
      Property and equipment, net............................               568,040                   535,429
      Other assets...........................................                17,517                    16,684
                                                                 ------------------        ------------------
             Total assets....................................    $        1,448,237        $        3,492,680
                                                                 ==================        ==================







LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
    Current liabilities:
      Accounts payable.......................................    $          857,428        $          116,396
      Accrued liabilities....................................               441,076                   354,440
      Notes payable..........................................             1,851,546                      ----
      Convertible notes payable and accrued interest.........               517,041                      ----
                                                                 ------------------        ------------------
         Total liabilities                                                3,667,091                   470,836
                                                                 ------------------        ------------------
    Shareholders' equity (deficit):
      Convertible preferred stock, no par value; authorized
         3,000,000 shares; issued and outstanding 1,059,600
         shares at December 31, 1996 and none at June 30, 1997            2,183,036                      ----
      Common stock, no par value; authorized 17,000,000
         shares; issued and outstanding 2,530,120, and
         5,392,845 at December 31, 1996, and June 30, 1997,
         respectively........................................             1,946,552                11,457,505
      Warrants...............................................                  ----                   195,687
      Deficit accumulated during the development stage.......            (6,348,442)               (8,631,348)
                                                                 -------------------       -------------------
         Total shareholders' equity (deficit)................            (2,218,854)                3,021,844
                                                                 -------------------       ------------------
             Total liabilities and shareholders' equity
               (deficit).....................................    $        1,448,237        $        3,492,680
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

                             HealthDesk Corporation
                         (a Development Stage Company)



                      CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                                                    August 28,
                                                                                                                       1992
                                                                                                                    (Inception)
                                                      Three Months Ended June 30,     Six Months Ended June 30,         to
                                                      ---------------------------    ---------------------------     June 30,
                                                          1996           1997            1996           1997           1997
                                                          ----           ----            ----           ----           ----
Revenue:
   Software development and licensing............     $     5,158    $     25,558   $      6,016    $    226,043   $    969,582
   Other.........................................            ----            ----           ----            ----         10,158
                                                      -----------    ------------   ------------    ------------   ------------
     Total revenue...............................           5,158          25,558          6,016         226,043        979,740
                                                      -----------    ------------   ------------    ------------   ------------
Costs and expenses:
   Product development...........................         427,581         607,714        743,688       1,304,931      4,015,048
   Sales and marketing...........................         187,790         370,691        274,380         809,409      2,735,899
   General and administrative....................         305,653         168,688        715,756         312,605      1,798,035
                                                      -----------    ------------   ------------    ------------   ------------
      Total costs and expenses...................         921,024       1,147,093      1,733,824       2,426,945      8,548,982
                                                      -----------    ------------   ------------    ------------   ------------
      Loss from operations.......................        (915,866)     (1,121,535)    (1,727,808)     (2,200,902)    (7,569,242)

Interest expense.................................          (8,750)            ---        (17,998)        (14,900)      (127,232)
Interest income..................................           6,816          40,471         21,152          78,319        113,098
Amortization of discount and issuance cost
    associated with bridge financing.............            ----            ----           ----        (145,023)    (1,029,250)
Other expenses...................................            ----            ----           ----            ----        (14,322)
                                                      -----------    ------------   ------------    ------------   -------------
     Loss before income taxes....................        (917,800)     (1,081,064)    (1,724,654)     (2,282,506)    (8,626,948)
Provision for income taxes.......................            (600)            200            400             400          4,400
                                                      ------------   ------------   ------------    ------------   ------------
      Net loss...................................     $  (917,200)   $ (1,081,264)  $ (1,725,054)   $ (2,282,906)  $ (8,631,348)
                                                      ============   =============  =============   =============  =============

Net loss per share...............................     $     (0.24)   $     (0.20)   $     (0.45)    $     (0.45)
                                                      ============   ============   ============    ============

Weighted average number of shares of  common stock      3,824,907       5,392,845      3,824,887       5,028,279
                                                      ===========    ============   ============    ============












   The accompanying notes are an integral part of these financial statements.

                             HealthDesk Corporation
                         (a Development Stage Company)

             CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                                       Deficit
                                                                                                     Accumulated      Total
                                     Preferred Stock                            Common Stock          During the   Shareholders'
                                   -------------------                      --------------------     Development      Equity
                                   Shares       Amount       Warrants       Shares        Amount        Stage       (Deficit)
                                   ------       ------       --------       ------        ------     -----------   -------------
Balances at August 28, 1992
   (inception)...............           ----        ----         ----            ----          ----        -----          ----
Common stock issued for cash
   on October 1, 1992 at
   $0.003 per share..........           ----        ----         ----         960,000  $      2,480         ----   $     2,480
Net loss.....................           ----        ----         ----            ----          ----  $   (92,744)      (92,744)
                                 -----------  ----------   ----------    ------------  ------------  ------------  ------------
Balances at December 31, 1992           ----        ----         ----         960,000         2,480      (92,744)      (90,264)
Common stock issued for cash
   in April and May 1993 at
   $1.04 per share...........           ----        ----         ----         240,000       250,000         ----       250,000
Net loss.....................           ----        ----         ----            ----          ----     (190,749)     (190,749)
                                 -----------  ----------   ----------    ------------  ------------  ------------  ------------
Balances at December 31, 1993           ----        ----         ----       1,200,000       252,480     (283,493)      (31,013)
Common stock issued for cash
   on May 2, 1994 at $1.04 per
   share.....................           ----        ----         ----          60,000        62,500         ----        62,500
Net loss.....................           ----        ----         ----            ----          ----     (237,022)     (237,022)
                                 -----------  ----------   ----------    ------------  ------------  ------------  ------------
Balances at December 31, 1994           ----        ----         ----       1,260,000       314,980     (520,515)     (205,535)
Common stock issued in
   exchange for convertible
   debt on September 29, 1995
   at $1.04 per share........           ----        ----         ----         768,000       800,000         ----       800,000
Common stock issued upon
   exercise of options in June
   and December 1995 at $1.04
   per share.................           ----       -----        -----         102,000       106,250         ----       106,250
Preferred stock issued for
   cash in November and
   December 1995 at $2.08 per
   share, net of issuance
   costs of $21,693..........        939,600  $1,935,807         ----            ----          ----         ----     1,935,807
Net loss.....................           ----        ----         ----            ----          ----   (1,436,473)   (1,436,473)
                                 -----------  ----------   ----------    ------------  ------------  ------------  ------------
Balances on December 31, 1995        939,600   1,935,807         ----       2,130,000     1,221,230   (1,956,988)    1,200,049
Common stock issued upon
   exercise of options on
   February 1, 1996 at $1.04
   per share.................           ----        ----         ----             120           125         ----           125
Preferred stock issued for
   cash in February 1996 at
   $2.08 per share, net of
   issuance costs of $2,771..        120,000     247,229         ----            ----          ----         ----       247,229
Common Stock issued for cash
   in October 1996 at $2.25
   per share, net of issuance
   cost of $174,803..........           ----        ----         ----         400,000       725,197         ----       725,197
Net loss.....................           ----        ----         ----            ----          ----   (4,391,454)   (4,391,454)
                                 -----------  ----------   ----------    ------------  ------------  ------------  ------------
Balances at December 31, 1996      1,059,600   2,183,036         ----       2,530,120     1,946,552   (6,348,442)   (2,218,854)
Common Stock  and Warrants
   issued in connection  with
   the initial public offering
   on January 23, 1997
   (unaudited)...............           ----        ----     $195,500       1,700,000     6,823,101         ----     7,018,601
Preferred Stock converted to
   common stock (unaudited)..     (1,059,600) (2,183,036)        ----       1,059,600     2,183,036         ----          ----
Convertible notes converted to
   common stock (unaudited)..           ----        ----         ----         100,000       500,000         ----       500,000
Issuance of warrants in
   connection with the initial
   public offering (unaudited)          ----        ----          187            ----          ----         ----           187
Common Stock issued upon
   exercise of options in
   March at $1.04 and $2.08
   per share (unaudited).....           ----        ----         ----           3,125         4,816         ----         4,816
Net loss (unaudited).........           ----        ----         ----            ----          ----   (2,282,906)   (2,282,906)
                                 -----------  ----------   ----------    ------------  ------------  ------------  ------------
Balances on June 30, 1997
   (unaudited)...............           ----       -----     $195,687       5,392,845  $ 11,457,505  $(8,631,348)  $ 3,021,844
                                 ===========  ==========   ==========    ============  ============  ============  ===========

    The accompany notes are an integral part of these financial statements.

                             HealthDesk Corporation
                         (a Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                               Six Months Ended June 30,              August 28, 1992
                                                               -------------------------               (inception) to
                                                              1996                   1997               June 30,1997
                                                              ----                   ----               ------------
Cash flows from operating activities:

   Net loss.......................................    $     (1,725,054)      $       (2,282,906)    $       (8,631,348)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization................              99,398                  130,166                424,877
     Amortization of non cash discount............                ----                  145,023              1,029,250
     Other........................................              (7,501)                    ----                 28,800

     Changes in assets and liabilities:
       (Increase) decrease in prepaid expenses and
        deferred costs............................             (52,832)                 548,816                (92,743)
       (Increase) decrease in other assets........              76,300                      833                (16,684)
       Increase (decrease) in accounts payable....              91,935                 (741,032)               116,396
       Increase (decrease) in accrued liabilities.             169,914                 (100,246)               357,871
                                                      ----------------       -------------------    ------------------
        Net cash used in operating activities.....          (1,347,840)              (2,299,346)            (6,783,581)
                                                      -----------------      -------------------    -------------------


Cash flows from investing activities:
   Additions to property and equipment............            (308,770)                 (97,557)            (1,015,383)
                                                      -----------------      -------------------    -------------------
       Net cash used in investing activities......            (308,770)                 (97,557)            (1,015,383)
                                                      -----------------      -------------------    -------------------


Cash flows from financing activities:
   Payments of short-term notes payable...........                ----               (2,000,000)            (2,000,000)
   Proceeds of short-term notes payable, net
    accrued offering costs........................                ----                     ----                970,750
   Repayment of convertible notes payable.........                ----                     ----               (500,000)
   Proceeds from issuance of convertible notes
    payable.......................................                ----                      ---              1,800,000
   Proceeds from issuance of common stock and
    warrants, net of offering costs...............                ----                7,018,788              8,058,965
   Net proceeds from issuance of preferred stock..             235,217                     ----              2,183,036
   Proceeds from shareholders' loans..............                ----                     ----                118,164
   Repayment of loans from shareholders...........                ----                     ----               (118,164)
   Proceeds from the exercise of stock options.....            100,125                    4,816                111,191
                                                        ----------------       ------------------     ------------------
     Net cash provided by financing  activities...             335,342                5,023,604             10,623,942
                                                      ----------------       ------------------     ------------------
     Net increase (decrease) in cash and cash
      equivalents.................................          (1,321,268)               2,626,701              2,824,978
Cash and cash equivalents at beginning of period..           1,554,034                  198,277                   ----
                                                      ----------------       ------------------     ------------------
Cash and cash equivalents at end of period........    $        232,766       $        2,824,978     $        2,824,978
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

                             HealthDesk Corporation
                         (a Development Stage Company)


                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

     The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of all normal recurring adjustments necessary for a fair statement of results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

     The organization and the business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's consolidated financial statements filed as part of the Company's annual report for the fiscal year ended December 31, 1996 on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

     For comparability, certain June 30, 1996 amounts have been reclassified where appropriate to conform to the financial statement presentation used at June 30, 1997.

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

2. Recently Issued Accounting Pronouncements:

     In February 1997, Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (FAS 128) was issued and is effective for the Company's year ending December 31, 1997. In March 1997, Statement of Financial Accounting Standards No. 129, "Disclosure of Information About Capital Structure" was issued and is effective for the Company's year ending December 31, 1998. In June 1997, Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of An Enterprise and Related Information" were issued and are also effective for the year ending December 31, 1998. The Company has not determined the impact of the implementation of these pronouncements.

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

                             HealthDesk Corporation
                         (a Development Stage Company)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

4. Initial Public Offering:

    On January 23, 1997, the Company completed an initial public offering of 1,700,000 shares of Common Stock at $5.00 per share, and 1,700,000 warrants at $0.01 per warrant. Each warrant is exercisable through January 16, 2002 and allows the purchase of one share of common stock at $5.00, subject to adjustment in certain circumstances. In January 1997, the underwriters exercised its option to purchase an additional 255,000 warrants at $0.01 per warrant to cover over-allotments. The Company sold the securities to the underwriters at a discount of 10% from the initial public offering price and paid the underwriters an expense allowance of 3% of the gross proceeds of the public offering. The Company also sold, pursuant to the underwriting agreement, to the underwriters for $187, warrants to purchase up to an aggregate of 170,000 shares of Common Stock, no par value and/or 170,00 warrants to purchase 170,000 Common Shares. After deducting offering expenses, the Company received net proceeds from the offering of $7,018,788.

5. Stock Options:

    On May 28, 1997, the Company authorized a voluntary stock option repricing program in which 142,400 stock options originally issued with an exercise price of $5.00 per share, were reissued with an exercise price of $3.13 per share, the fair market value of the Company's Common Stock on May 28, 1997.

6. Reclassifications:

    Reclassifications have been made to the product development, sales and marketing, and general and administrative expenses for the three months and six months ended June 30, 1996 and the three months ended March 31, 1997. These reclassifications had no effect on total costs and expenses or pretax or operating losses for the six months periods ended June 30, 1996 as previously reported.

                                 Exhibit Index

                  Description
                  -----------


    11.1          Statement Regarding computation of earnings per share

    27            Financial Data Schedule