Form 10QSB
period 1997-09-30
HEALTHDESK CORP
filed 1997-11-14
CIK 1023767

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



            X Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                For the Quarterly Period Ended September 30, 1997

          ____ Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1994
                         Commission File Number. 0-21819

                             HealthDesk Corporation
                 (Exact name of Company as specified in charter)




         California                                      94-3165144
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


  2560 Ninth Street, Suite 220,                            94710
     Berkeley, California                                (Zip Code)
(Address of principal executive offices)

                                 (510) 883-2160
                (Company's telephone number, including area code)



     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     As of October 31, 1997, there were 5,392,845 shares of the Company's Common Stock outstanding, 1,955,000 Redeemable Warrants outstanding and 340,000 Underwriter's Warrants outstanding.

     Transitional Small Business Disclosure Format   Yes___  No  X

________________________________________________________________________________

                                      INDEX


                  Part I                                                   Page

Item 1   Financial Statements .............................................  3

Item 2   Management's Discussion and Analysis or Plan Operation............  3


                  Part II

Item 6   Exhibits and Reports on Form 8-K..................................  6

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

     Overview

     The Company was organized in August 1992. Since inception, the Company has been engaged primarily in product development activities. The Company's initial product was introduced in early 1993 and the Company has not yet proven to be commercially viable.

     The Company has not yet generated any meaningful revenues, and will not generate any meaningful revenues until after the Company successfully completes development and market testing of HealthDesk OnLine and attracts and retains a significant number of subscribers. For the period August 28, 1992 (inception) to September 30, 1997, the Company incurred a cumulative net loss of $9,373,154. Since September 30, 1997, the Company has continued to incur increasing and significant losses and anticipates that it will continue to incur significant losses until, at the earliest, the Company generates sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and commercializing its products.

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

     In February 1997, Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (FAS 128) was issued and is effective for the Company's year ending December 31, 1997. In March 1997, Statement of Financial Accounting Standards No. 129, "Disclosure of Information About Capital Structure" was issued and is effective for the Company's year ending December 31, 1997. In June 1997, Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 130

"Disclosures About Segments of An Enterprise and Related Information" were issued and are effective for the year ending December 31, 1998. The Company has not determined the impact of the implementation of these pronouncements.

     Recent Events

     In September 1997, the Company released an upgraded client version of HealthDesk OnLine 2.0, the first software product designed to put the power of general health management firmly into the hands of the consumers. HealthDesk OnLine features easy-to-use Windows based software designed to develop personal medical records and health management programs and educational, health related information from the Company's private Website and over the Internet.

     Also in September 1997, the Company entered into a three (3) year marketing agreement with HBO & Company of Atlanta, Georgia. The contract is a market limited exclusive agreement to distribute HealthDesk OnLine products to specified markets. The HealthDesk OnLine products distributed through HBO & Company will include the general health focused HealthDesk OnLine and HealthDesk OnLine for Diabetes, both currently on the market as well as other HealthDesk products to be developed. The contract's exclusivity provisions are maintained based on HBO & Company meeting certain performance criteria over the next three years.

     Results of Operations

     Revenue increased from $154 for the three months ended September 30, 1996 to $150,047 for the three months ended September 30, 1997, and revenue increased from $6,170 for the nine months ended September 30, 1996 to $376,090 for the nine months ended September 30, 1997. These increases were primarily attributable to an increase in development fee revenue associated with a progress payment for a delivery of a version of HealthDesk OnLine for Diabetes. During 1996, the Company focused its efforts on the initial development of HealthDesk OnLine and reduced its marketing and sales efforts relating to its original HealthDesk product.

     Product development costs increased by 20.5% from $398,823 for the three months ended September 30, 1996 to $480,477 for the three months ended September 30, 1997, and product development costs increased by 49.5% from $1,194,038 for the nine months ended September 30, 1996 to $1,785,408 for the nine months ended September 30, 1997. These increases in expenditures were principally related to the expansion of the programming staff and associated costs related to the development of HealthDesk OnLine version 2.0 and HealthDesk OnLine for Diabetes during the three months and nine months ended September 30, 1997. To date, all product development costs have been expensed as incurred. The Company believes that significant investments in product development will be incurred to enhance the functionality of HealthDesk OnLine and enhance the investment in new disease and lifestage modules.

     Sales and marketing costs increased by 1.1% from $341,425 for the three months ended September 30, 1996 to $345,122 for the three months ended September 30, 1997, and sales and marketing costs increased by 38.1% from $836,291 for the nine months ended September 30, 1996 to $1,154,531 for the nine months ended September 30, 1997. These increases resulted primarily from the hiring of additional marketing personnel, associated collateral, travel and entertainment expenses in connection with the marketing of HealthDesk OnLine for Diabetes during the first nine months of 1997. The Company anticipates that sales and marketing costs will increase in future periods, as the Company expands its marketing efforts in support of the agreement with HBO & Company.

     General and administrative costs decreased by 16.1% from $119,243 for the three months ended September 30, 1996 to $100,078 for the three months ended September 30, 1997, and general and administrative costs decreased by 26.7% from $562,986 for the nine months ended September 30, 1996 to $412,683 for the nine months ended September 30, 1997. These decreases were primarily attributable to a change in the allocation of resources to marketing and development activities and the write-off of deferred offering costs of $118,113 in 1996.

     Other income (expense), net (including interest expense and interest income) changed from expense of ($13,200) for the three months ended September 30, 1996 to income of $34,023 for the three months ended September 30, 1997. This change was primarily attributable to the increased interest expense as a result of higher levels of borrowings prior to the IPO, and later offset in 1997 by the interest income earned on the IPO proceeds.

     Other income (expense), net (including interest expense, interest income and amortization of discount and issuance costs) increased from ($10,046) for the nine months ended September 30, 1996 to ($47,580) for the nine months ended September 30, 1997. This increase was primarily attributable to the amortization of $145,023 of the bridge discount and deferred debt issuance costs relating to the Company's October 1996 Bridge Financing..

     As a result of the foregoing, the Company incurred a net loss of $741,806 and $3,024,712 for the three months and nine months ended September 30, 1997, as compared to a net loss of $872,737 and $2,597,791 for the comparable periods in 1996.

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

     Upon the closing of the IPO, the Company repaid $2,000,000 principal amount of bridge notes financing and converted the outstanding convertible notes into 100,000 shares of Common Stock. In addition, all outstanding shares of the Company's Series A Preferred Stock were converted into 1,059,600 shares of Common Stock.

     At September 30, 1997, the Company had cash and cash equivalents of $2,261,457, as compared to $198,277 at December 31, 1996.

     During the first nine months of 1996, $2,086,204 of cash was used in operating activities, principally as a result of the $2,597,791 loss incurred in the first nine months of 1996. During the first nine months of 1997, $2,844,536 of cash was used in operating activities, principally as a result of the $3,024,712 loss incurred in the first nine months of 1997 and a $727,960 decrease in accounts payable. This decrease in accounts payable resulted because in 1996 the Company incurred non-recurring accounting, legal and printing charges of $466,411 related to the IPO and the Bridge Financing and a non-recurring bonus of $80,000 paid to an officer per the employment agreement. The decrease in accounts payable was offset by $145,023 attributable to the amortization of the non cash discount associated with the Bridge Financing, and a $556,333 decrease in prepaid expenses and deferred offering costs associated with the IPO.

     Working capital/(deficit) at September 30, 1997 was $1,777,926, as compared to $(2,804,411) at December 31, 1996.

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

     The Company's capital requirements relating to the development and commercialization of HealthDesk OnLine have been and will continue to be significant. Other than as described in this 10-QSB, the Company has no material commitments for capital expenditures. For the period August 28, 1992 (inception) to September 30, 1997, the Company had capital expenditures of $1,033,714 relating primarily to purchases of servers, PCs and telecommunications equipment.

                                     Part II


Item 6.  Exhibits and Reports on Form 8-K.

a)   Exhibits:

    10.10 *       Marketing Agreement dated as of September 30, 1997 between the
                  Registrant and HBO & Company of Atlanta, Georgia
    11.1          Statement Regarding computation of earnings per share
    27            Financial Data Schedule

    *This exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this exhibit have been omitted and marked by an asterisk.

b) No reports have been filed on Form 8-K in the Quarter ended September 30, 1997.



                                    SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

HealthDesk Corporation

By:  /s/ Timothy S. Yamauchi                     Date: November 13, 1997
     -----------------------
     Timothy S. Yamauchi
     Chief Financial Officer
     (principal financial and accounting officer)

                                    CONTENTS


                                                                          Page

Condensed Balance Sheets as of December 31, 1996 and September
  30, 1997 (unaudited)....................................................  F-2

Condensed Statements of Operations for the three months and the nine months ended September 30, 1996 and 1997, and period from inception to September 30, 1997 (unaudited).............................  F-3

Condensed Statements of Shareholders' Equity (Deficit) for the
  years ended December 31, 1992, 1993, 1994, 1995, 1996 and the nine months ended September 30, 1997 (unaudited)........................  F-4

Condensed Statements of Cash Flows for the nine months ended
  September 30, 1996 and 1997 and period from inception to Septembe
  30, 1997 (unaudited)....................................................  F-5

Notes to Condensed Financial Statements...................................  F-6

                             HealthDesk Corporation
                          (a Development Stage Company)

                            CONDENSED BALANCE SHEETS

                                                                       December 31,              September 30
                              ASSETS                                       1996                      1997
                                                                           ----                      ----
                                                                                                  (unaudited)
    Current assets:
      Cash and cash equivalents..............................    $          198,277        $        2,261,457
      Prepaid expenses and other.............................               172,294                   108,069
      Deferred offering and debt issuance costs..............               492,109                      ----
                                                                 ------------------        ------------------
         Total current assets................................               862,680                 2,369,526
    Property and equipment, net..............................               568,040                   485,845
    Other assets.............................................                17,517                    16,267
                                                                 ------------------        ------------------
             Total assets....................................    $        1,448,237        $        2,871,638
                                                                 ==================        ==================





LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
    Current liabilities:
      Accounts payable.......................................    $          857,428        $          129,467
      Accrued liabilities....................................               441,076                   462,133
      Notes payable..........................................             1,851,546                      ----
      Convertible notes payable and accrued interest.........               517,041                      ----
                                                                 ------------------        ------------------
         Total liabilities                                                3,667,091                   591,600
                                                                 ------------------        ------------------
    Shareholders' equity (deficit):
      Convertible preferred stock, no par value; authorized
         3,000,000 shares; issued and outstanding 1,059,600
         shares at December 31, 1996 and none at September 30,
         1997................................................             2,183,036                      ----
      Common stock, no par value; authorized 17,000,000
         shares; issued and outstanding 2,530,120, and
         5,392,845 at December 31, 1996, and September 30,
         1997, respectively..................................             1,946,552                11,457,505
      Warrants...............................................                  ----                   195,687
      Deficit accumulated during the development stage.......            (6,348,442)               (9,373,154)
                                                                 ------------------        ------------------
         Total shareholders' equity (deficit)................            (2,218,854)                2,280,038
                                                                 ------------------        ------------------
           Total liabilities and shareholders' equit (deficit)   $        1,448,237        $        2,871,638
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

                             HealthDesk Corporation
                          (a Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                                                  August 28,
                                                                                                                     1992
                                                              Three Months                   Nine Months          (Inception)
                                                              ------------                   -----------              to
                                                          Ended September 30,            Ended September 30,     September 30,
                                                          -------------------            -------------------
                                                          1996           1997            1996           1997         1997
                                                          ----           ----            ----           ----         ----
Revenue:
   Software development and licensing............  $       154    $    150,047   $      6,170    $    376,090   $  1,119,629
   Other.........................................         ----            ----           ----            ----         10,158
                                                   -----------    ------------   ------------    ------------   ------------
     Total revenues..............................          154         150,047          6,170         376,090      1,129,787
                                                   -----------    ------------   ------------    ------------   ------------

Costs and expenses:
   Product development...........................      398,823         480,477      1,194,038       1,785,408      4,495,525
   Sales and marketing...........................      341,425         345,122        836,291       1,154,531      3,081,021
   General and administrative....................      119,243         100,078        562,986         412,683      1,898,113
                                                   -----------    ------------   ------------    ------------   ------------
      Total costs and expenses...................      859,491         925,677      2,593,315       3,352,622      9,474,659
                                                   -----------    ------------   ------------    ------------   ------------
      Loss from operations.......................     (859,337)       (775,630)    (2,587,145)     (2,976,532)    (8,344,872)

Interest expense.................................      (15,709)           ----        (33,707)        (14,900)      (127,232)
Interest income..................................        2,509          34,024         23,661         112,343        147,122
Amortization of discount and issuance cost
    associated with bridge financing.............         ----            ----           ----        (145,023)    (1,029,250)
Other expenses...................................         ----            ----           ----            ----        (14,322)
                                                   -----------    ------------   ------------    ------------   ------------
     Loss before income taxes....................     (872,537)       (741,606)    (2,597,191)     (3,024,112)    (9,368,554)

Provision for income taxes.......................          200             200            600             600          4,600
                                                   -----------    ------------   ------------    ------------   ------------
      Net loss...................................  $  (872,737)   $   (741,806)  $ (2,597,791)   $ (3,024,712)  $ (9,373,154)
                                                   ===========    ============   ============    ============   ============

Net loss per share...............................  $     (0.23)   $      (0.14)  $      (0.67)   $      (0.59)
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

                             HealthDesk Corporation
                          (a Development Stage Company)

             CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                                       Deficit
                                                                                                     Accumulated      Total
                                     Preferred Stock                            Common Stock          During the   Shareholders'
                                     ---------------                            ------------         Development      Equity
                                   Shares       Amount       Warrants       Shares        Amount        Stage       (Deficit)
                                   ------       ------       --------       ------        ------        -----       ---------
Balances at August 28, 1992
   (inception)...............        ----        ----         ----            ----          ----        -----          ----
Common stock issued for cash
   on October 1, 1992 at
   $0.003 per share..........        ----        ----         ----         960,000  $      2,480         ----   $     2,480
Net loss.....................        ----        ----         ----            ----          ----  $   (92,744)      (92,744)
                                 --------  ----------    ---------       ---------  ------------  -----------   -----------
Balances at December 31, 1992        ----        ----         ----         960,000         2,480      (92,744)      (90,264)
Common stock issued for cash
   in April and May 1993 at
   $1.04 per share...........        ----        ----         ----         240,000       250,000         ----       250,000
Net loss.....................        ----        ----         ----            ----          ----     (190,749)     (190,749)
                                 --------  ----------    ---------       ---------  ------------  -----------   -----------
Balances at December 31, 1993        ----        ----         ----       1,200,000       252,480     (283,493)      (31,013)
Common stock issued for cash
   on May 2, 1994 at $1.04 per
   share.....................        ----        ----         ----          60,000        62,500         ----        62,500
Net loss.....................        ----        ----         ----            ----          ----     (237,022)     (237,022)
                                 --------  ----------    ---------       ---------  ------------  -----------   -----------
Balances at December 31, 1994        ----        ----         ----       1,260,000       314,980     (520,515)     (205,535)
Common stock issued in
   exchange for convertible
   debt on September 29, 1995
   at $1.04 per share........        ----        ----         ----         768,000       800,000         ----       800,000
Common stock issued upon
   exercise of options in
   September and December 1995
   at $1.04 per share........        ----       -----        -----         102,000       106,250         ----       106,250
Preferred stock issued for
   cash in November and
   December 1995 at $2.08 per
   share, net of issuance
   costs of $21,693..........     939,600  $1,935,807         ----            ----          ----         ----     1,935,807
Net loss.....................        ----        ----         ----            ----          ----   (1,436,473)   (1,436,473)
                                 --------  ----------     --------       ---------  ------------  -----------   -----------
Balances on December 31, 1995     939,600   1,935,807         ----       2,130,000     1,221,230   (1,956,988)    1,200,049
Common stock issued upon
   exercise of options on
   February 1, 1996 at $1.04
   per share.................        ----        ----         ----             120           125         ----           125
Preferred stock issued for
   cash in February 1996 at
   $2.08 per share, net of
   issuance costs of $2,771..     120,000     247,229         ----            ----          ----         ----       247,229
Common Stock issued for cash
   in October 1996 at $2.25
   per share, net of issuance
   cost of $174,803..........        ----        ----         ----         400,000       725,197         ----       725,197
Net loss.....................        ----        ----         ----            ----          ----   (4,391,454)   (4,391,454)
                                ---------   ---------     --------       ---------  ------------  -----------   -----------
Balances at December 31, 1996   1,059,600   2,183,036         ----       2,530,120     1,946,552   (6,348,442)   (2,218,854)
Common Stock  and Warrants
   issued in connection  with
   the initial public offering
   on January 23, 1997
   (unaudited)...............        ----        ----     $195,500       1,700,000     6,823,101         ----     7,018,601
Preferred Stock converted to
   common stock (unaudited)..  (1,059,600) (2,183,036)        ----       1,059,600     2,183,036         ----          ----
Convertible notes converted to
   common stock (unaudited)..        ----        ----         ----         100,000       500,000         ----       500,000
Issuance of warrants in
   connection with the initial
   public offering (unaudited)       ----        ----          187            ----          ----         ----           187
Common Stock issued upon
   exercise of options in
   March at $1.04 and $2.08
   per share (unaudited).....        ----        ----         ----           3,125         4,816         ----         4,816
Net loss (unaudited).........        ----        ----         ----            ----          ----   (3,024,712)   (3,024,712)
                                ---------  ----------     --------       ---------  ------------  -----------   -----------
Balances on September 30, 1997
   (unaudited)...............        ----       -----     $195,687       5,392,845  $ 11,457,505  $(9,373,154)  $ 2,280,038
                                =========  ==========     ========       =========  ============  ===========   ===========

     The accompany notes are an integral part of these financial statements.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                            Nine Months Ended September 30,           August 28, 1992
                                                            -------------------------------            (inception) to
                                                              1996                   1997            September 30,1997
                                                              ----                   ----            -----------------
Cash flows from operating activities:
   Net loss.......................................    $     (2,597,791)      $       (3,024,712)    $       (9,373,154)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization................             159,871                  198,083                492,794
     Amortization of non cash discount............                ----                  145,023              1,029,250
     Other........................................              17,254                      ---                 28,800
     Changes in assets and liabilities:
       (Increase) decrease in prepaid expenses and
        deferred costs............................            (277,630)                 556,333                (85,225)
       (Increase) decrease in other assets........             (37,589)                   1,250                (16,267)
       Increase (decrease) in accounts payable....             294,856                 (727,960)               129,467
       Increase in accrued liabilities............             354,825                    7,447                465,564
                                                      ----------------       ------------------     ------------------
        Net cash used in operating activities.....          (2,086,204)              (2,844,536)            (7,328,771)
                                                      ----------------       ------------------     ------------------
Cash flows from investing activities:
   Additions to property and equipment............            (296,394)                (115,888)            (1,033,714)
                                                      ----------------       ------------------     ------------------
       Net cash used in investing activities......            (296,394)                (115,888)            (1,033,714)
                                                      ----------------       ------------------     ------------------
Cash flows from financing activities:
   Payments of short-term notes payable...........                ----               (2,000,000)            (2,000,000)
   Proceeds of short-term notes payable, net
    accrued offering costs........................                ----                     ----                970,750
   Repayment of convertible notes payable.........                ----                     ----               (500,000)
   Proceeds from issuance of convertible notes
    payable.......................................             500,000                     ----              1,800,000
   Proceeds from issuance of common stock and
    warrants, net of offering costs...............                ----                7,018,788              8,058,965
   Net proceeds from issuance of preferred stock..             235,217                     ----              2,183,036
   Proceeds from shareholders' loans..............                ----                     ----                118,164
   Repayment of loans from shareholders...........                ----                     ----               (118,164)
   Proceeds from the exercise of stock options.....            100,125                    4,816                111,191
                                                      ----------------       ------------------     ------------------
     Net cash provided by financing  activities...             835,342                5,023,604             10,623,942
                                                      ----------------       ------------------     ------------------
     Net increase (decrease) in cash and cash
      equivalents.................................          (1,547,256)               2,063,180              2,261,457
Cash and cash equivalents at beginning of period..           1,554,034                  198,277                   ----
                                                      ----------------       ------------------     ------------------
Cash and cash equivalents at end of period........    $          6,778       $        2,261,457     $        2,261,457
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

                             HealthDesk Corporation
                         (a Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

     The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of all normal recurring adjustments necessary for a fair statement of results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

     The organization and the business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's consolidated financial statements filed as part of the Company's annual report for the fiscal year ended December 31, 1996 on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

     For comparability, certain September 30, 1996 amounts have been reclassified where appropriate to conform to the financial statement presentation used at September 30, 1997.

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

2. Recently Issued Accounting Pronouncements:

     In February 1997, Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (FAS 128) was issued and is effective for the Company's year ending December 31, 1997. In March 1997, Statement of Financial Accounting Standards No. 129, "Disclosure of Information About Capital Structure" was issued and is effective for the Company's year ending December 31, 1997. In June 1997, Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of An Enterprise and Related Information" were issued and are effective for the year ending December 31, 1998. The Company has not determined the impact of the implementation of these pronouncements.

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

                             HealthDesk Corporation
                         (a Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

4. Initial Public Offering:

     On January 23, 1997, the Company completed an initial public offering of 1,700,000 shares of Common Stock at $5.00 per share, and 1,700,000 warrants at $0.10 per warrant. Each warrant is exercisable through January 16, 2002 and allows the purchase of one share of common stock at $5.00, subject to adjustment in certain circumstances. In January 1997, the underwriter exercised its option to purchase an additional 255,000 warrants at $0.10 per warrant to cover over-allotments. The Company sold the securities to the underwriter at a discount of 10% from the initial public offering price and paid the underwriters an expense allowance of 3% of the gross proceeds of the public offering. The Company also sold, pursuant to the underwriting agreement, to the underwriters for $187, warrants to purchase up to an aggregate of 170,000 shares of Common Stock, no par value and/or 170,000 warrants to purchase 170,000 shares of Common Stock. After deducting offering expenses, the Company received net proceeds from the offering of $7,018,788.

5. Stock Options:

     On September 2, 1997, the Company authorized a voluntary stock option repricing program in which 20,000 stock options originally issued with an exercise price of $5.00 per share, were reissued with an exercise price of $3.25 per share, the fair market value of the Company's Common Stock on September 2, 1997.

                                  Exhibit Index

                  Description
                  -----------

     10.10* Marketing Agreement dated as of September 30, 1997 between the Registrant and HBO & Company of Atlanta, Georgia

     11.1         Statement Regarding computation of earnings per share

     27           Financial Data Schedule

    *This exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this exhibit have been omitted and marked by an asterisk.