Form 10KSB
period 1997-12-31
HEALTHDESK CORP
filed 1998-03-10
CIK 1023767

-------------------------------------------------------------------------------
                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              __X__ Annual Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1997

              ____ Transition Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                         Commission File Number. 0-21819

                             HealthDesk Corporation
        ----------------------------------------------------------------
                 (Exact name of Company as specified in charter)

          California                                      94-3165144
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

  2560 Ninth Street, Suite 220, Berkeley, California                   94710
----------------------------------------------------                ----------
       (Address of principal executive offices)                     (Zip Code)

                                 (510) 883-2160
        ----------------------------------------------------------------
                (Company's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Exchange Act:  None
Securities registered pursuant to Section 12 (g) of the Exchange Act:  Common Stock, no Par Value
                                                                       Redeemable Warrants to purchase
                                                                       Common Stock

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               Yes __X__ No ____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenue for the most recent fiscal year is $382,362.

     As of February 20, 1998, the aggregate market value of the Company's voting stock held by non-affiliates was $9,788,496 (Excludes 2,681,000 shares of voting stock held by directors, officers and 5% or more shareholders). As of February 20, 1998 there were 5,692,845 shares of the Company's Common Stock outstanding and 2,125,000 Redeemable Warrants to purchase Common Stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:

     (1) Parts of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to regulation 14A not later than 120 days after the end of the Company's fiscal year and relating to the Company's 1998 Annual Meeting of Shareholders (Item 10-12 of Part III of Form 10-KSB are incorporated by reference into Part III of the Form 10-KSB report.)

     Transitional Small Business Disclosure Format Yes ____ No __X__ The exhibit index appears on page 30 of this Form 10-KSB Report.

--------------------------------------------------------------------------------

                                                       INDEX


                    Part I                                                                                                      Page

Item 1   Description of Business................................................................................................ 3

Item 2   Description of Properties..............................................................................................19

Item 3   Legal Proceedings......................................................................................................19

Item 4   Submission of Matters to a Vote of Security Holders....................................................................19

                  Part II

Item 5   Market for Common Equity and Related Stockholder Matters...............................................................20

Item 6   Management's Discussion and Analysis of Financial Condition and Results of Operations..................................20

Item 7   Financial Statements...................................................................................................24

Item 8   Changes In & Disagreements with Accountants on Accounting & Financial Disclosures......................................25


                  Part III

Item 9   Directors, Executive Officers, Promoters & Control Persons; Compliance with Section 16(a) of the
         Exchange Act..........................................................................................................25

Item 10  Executive Compensation................................................................................................26

Item 11  Security Ownership of Certain Beneficial Owners and Management........................................................27

Item 12  Certain Relationships & Related Transactions..........................................................................27

Item 13  Exhibits and Reports on Form 8-K......................................................................................27


                                     Part I

Item 1. Description of Business.

Background

       HealthDesk Corporation (the "Company"), is engaged in designing, developing and marketing HealthDesk OnLine (TM), a consumer-focused healthcare management and information system. When installed on a personal computer with Internet access, the software enables all members of a household to develop password protected individual health records and take a more active role in their personal and family health decision making. The Company's existing and proposed products are designed to lower the cost and improve the quality of healthcare by promoting preventive care, patient compliance and more informed decision making. HealthDesk OnLine and related disease, lifestage and clinical products are being developed in response to perceived market opportunities, which include increased consumer demand for healthcare information, continued pressure on providers to control costs of healthcare, demand for linkage to consumers on the part of care providers and companies who manage health risk, and expanded access to personal computer technology, including the Internet.

Market Trends

       According to the Congressional Budget Office, annual healthcare expenditures in the United States have grown from approximately $470 billion in 1982 to more than $1 trillion in 1995, representing more than 14% of the gross national product. It is estimated that more than $270 billion is spent on the treatment and related costs of chronic diseases such as diabetes, HIV/AIDS, cancer, cardio-vascular disease, obstructive pulmonary disease and asthma. In response to escalating healthcare costs, federal and state government authorities have increasingly emphasized stringent cost containment measures. As a result, healthcare payers and providers have focused on programs which reduce the costs of providing medical products and services and managing chronic diseases. Inasmuch as the Company is a development stage company seeking to develop and commercialize a new product, aggregate expenditures on healthcare in general and chronic diseases in particular, may not be directly relevant to the Company's current prospects.

       The Company believes that the broad range of capabilities combined in HealthDesk OnLine, including the system's desktop and online functionality, and the system's ability to link consumers with healthcare payers and providers, differentiate HealthDesk OnLine from competitive products and make it attractive to potential sponsoring organizations. The Company believes that the following key trends will contribute favorably to expected demand for HealthDesk OnLine:

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

     o Growth of the Informational and Commercial Applications and Resources of the Internet: Use of the Internet has grown rapidly since commercialization in the early 1990s. An increasing number of servers and Websites are being connected to the Internet, making available educational and healthcare text, graphics and audio and video information which may be accessed by consumers. Traditional and emerging Internet applications, including electronic mail and the World Wide Web, are also increasing in popularity. Internet use is also being promoted by the development of user-friendly navigation and search tools designed to simplify consumer access to the Internet's resources.

     o Rapidly Changing Consumer Demands: The Company believes that demand for healthcare information and services is increasing as the "baby boomer" generation reaches its peak healthcare consuming years. Consumers are assuming greater responsibility for their healthcare decisions, seeking as much information as possible when choosing a health plan, doctor or treatment. According to the New York Times, the number of health related sites on the World Wide Web has grown significantly, reflecting the growing demand from consumers for information to help them make more informed choices about their own care.

HealthDesk OnLine

       HealthDesk OnLine software contains several modules for recording information (Administrative and Health History) and several modules for planning and tracking nutrition and fitness activities (Meal Planner and Meal Tracker; Fitness Planner and Fitness Tracker). These modules allow users to create an extensive database that can be appended, reviewed and printed at any time. The Company's software also contains modules that provide access to healthcare information from the Company's private website and over the Internet.

       HealthDesk OnLine has been designed to operate on IBM compatible desktop computers with a minimum requirement of a 80486DX central processing unit and sixteen megabytes of random access memory. The system runs under Windows 95. Consumers may access the electronic mail system, the Company's private website and the Internet via an Internet service provider. The Company currently offers AT&T Worldnet service for its customers at standard Internet service provider market rates. The minimum technical requirement to access the electronic communications features is a 9600 Baud modem.

Plan

     Fitness Planner. The fitness planner module is designed to allow users to plan their exercise activities on a seven-day schedule and view the caloric expenditure associated with their exercises.

     Meal Planner. The meal planner module is designed to allow users to plan their meals on a seven-day schedule and view the nutritional values associated with the foods they eat - by meal, by day or by week.

     Reminders. The reminders module is designed to track and present user-defined alerts for upcoming appointments, target dates for fitness goals, medication supply refills, etc. Reminders also contain pre-programmed recommended preventative care measures based on the user's age and gender.

Track

     Fitness Tracker. The fitness tracker module is designed to track exercise activity in terms of calories burned, duration and intensity level.

     Meal Tracker. The meal tracker module is designed to track nutrition intake in terms of total calories, calories from fat, fiber, sodium, cholesterol, total fat, saturated fat, protein and carbohydrates.

     Health Indicators. The health indicators module is designed to track blood pressure, cholesterol, resting heart rate and weight over time, in list and graphical formats.

     Medicine Chest. The medicine chest module is designed to track medications and medical supplies.

File Cabinet

     Administrative. The administrative module is designed to store the following health records:
     Personal information - name, phone number, address, education, etc.
     Health care coverage - plan names, group and member numbers, phone numbers Care providers - names, addresses, phone numbers, email addresses
     Pharmacy information - name, address, phone number, email address

     Health History. The health history module is designed to store the following health records:
     Vital stats - height, weight, blood type, smoking history
     Allergies - allergies, reactions
     Vaccinations - childhood and adult vaccinations, dates received
     Illnesses - past and current illnesses and conditions, treating physicians Current care - therapies received for certain conditions, completion dates Inpatient & Surgery - reason for hospital stay, dates, treating physician Family history - known conditions among blood relations
     Gender specific - history of exams and events specific to males or females

Gateways and Services

       Library. The HealthDesk OnLine library module contains an extensive database of healthcare information, consisting primarily of licensed content. Healthcare information currently includes pamphlets addressing specific diseases and medical issues; a medical encyclopedia; a pharmacy reference; information relating to self-help groups; and numerous articles from prominent healthcare periodicals such as the New England Journal of Medicine and the Journal of the American Medical Association. Healthcare information is stored in the Company's private website and is accessed through the use of a web browser incorporated into the Company's software.

       Internet Gateway. The Internet gateway module permits access to the World Wide Web for additional healthcare information through the use of a web browser. Access is limited to websites which the Company believes provide the most relevant healthcare information.

       Feedback. The feedback module allows users to access user surveys and technical support forms.

       Health Risk Assessment. The Company has incorporated content and algorithms designed to assist in health risk assessment by providing feedback with respect to the likelihood of risk of certain diseases based on health information input by the user. The Company has licensed the LifeView(R) system from Windom Health Enterprises and integrated it into the resources section of the product on the private website.

       Symptom Triage. The Company has incorporated into its products software obtained from Healthwise, Inc. pursuant to a non-exclusive license. Such software is designed to provide specific responses for treatment based on information relating to symptoms input by the user.

Electronic Mail

       HealthDesk OnLine is designed to permit secure electronic messaging between consumers and healthcare payers and providers. Anticipated communications between consumers, payers and providers relate to enrollment; physician selection; test results and patient information; appointment scheduling; reminders; provider directories; surveys; home treatment; and explanation of benefits. The Company intends to employ encryption software on both the desktop and database server.

HealthDesk Online for Diabetes

     In July 1997, the Company completed the first version release of the product for HealthDesk OnLine for Diabetes. This disease management application tracks and monitors diabetes specific care indicators and offers diabetes specific content including the American Diabetes Association's handbook and related content in electronic format. The program is designed to accept downloaded glucose readings which automatically update the tracking facility.

Product Development

       The Company's principal efforts to date have been devoted to the design and development of HealthDesk OnLine. For the fiscal years ended December 31, 1995, 1996 and 1997, the Company expended approximately $681,000, $1,623,000 and $2,248,000 respectively, on product development and disease module development products. Product development expenses are expected to increase through 1998 in connection with commercialization activities and disease and lifestage module development products. Eleven of the Company's twenty-four employees were engaged in product development as of December 31, 1997.

       Although the Company believes that its development efforts relating to the technological aspects of the basic HealthDesk OnLine platform are substantially completed, the Company is continually seeking to refine and enhance the capabilities of its products. The Company intends to continue its research and development efforts to refine, enhance and develop system capabilities and features, including the following:

       "Chat" Capabilities. The Company will seek to develop and incorporate online "chat" capabilities and sponsored healthcare forums into HealthDesk OnLine. The Company anticipates that these features will provide consumers with an opportunity to discuss healthcare issues with other consumers and healthcare experts.

       Medical Device Integration. The Company may also seek to develop features which will facilitate the input of data from additional medical devices, such as blood pressure cuffs and peak flow meters, directly into HealthDesk OnLine. Any such feature may require the Company and/or the medical device manufacturer to obtain pre-marketing regulator approvals. See "Government Regulation."

       Call Center. In the future, the Company may evaluate the feasibility of offering or integrating its products with a call center service which would allow consumers to speak with a nurse or other medical practitioner by phone. The Company believes that a call center capability would enhance patient compliance with disease management programs. In the event that the Company seeks to develop such capability, it will become subject to increased government regulation. See "Government Regulation."

       Data Center. The Company intends to further develop its Data Center/server capacity enhancing search capabilities and expanding its content offering which may include video and audio.

       CareTeam Connect. The Company is developing a case management browser based application which links the care manager and provider to the installed HealthDesk OnLine end users. The product is expected to provide communication and analytical capabilities to the providers of care such as physicians and case managers.

       Disease and Lifestage Modules. In addition, the Company intends to develop additional specific disease and lifestage management modules designed to monitor these conditions. The Company believes that specific disease management modules may increase compliance with treatment programs designed to address the lifestyle of chronically-ill patients.

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

Sales and Marketing

     The Company's primary marketing strategy is to distribute its core health product, existing and future disease and lifestage modules, and the clinical CareTeam Connect management product, through sponsoring organizations with large numbers of potential users and which are at risk for the cost of care and member turnover. These include integrated health systems, managed care organizations, disease management companies, and employers. The Company is also pursuing a secondary strategy of distributing its products directly to consumers through marketing distribution agreements with consumer health, pharmaceutical, medical device and other health related companies.

     In September, 1997, the Company entered into a three (3) year marketing agreement with HBO & Company ("HBOC"), one of the leading suppliers of health care related information systems and services. The purpose of the agreement was to use the HBOC sales force to accelerate the visibility and penetration of the Company's products with potential sponsoring organizations. Subsequent to entering into this agreement, the Company has devoted a substantial portion of its sales and marketing efforts to support HBOC's sales of HealthDesk Online. Under this agreement, the Company has completed its first contract with Scottsdale Memorial Health Systems. The Company contemplates that the HealthDesk OnLine product will be integrated into HBOC's Community Health Management Strategy. The Community Health Management Strategy is focused on linking the consumer and community with the integrated delivery networks via the use of a call center and computer/on-line technology. The Company anticipates that the HealthDesk OnLine product will be distributed via HBOC's sales force into both new and existing customers. HBOC has a current customer base of 8,400 healthcare organizations including approximately 2,500 hospitals, 5,000 physicians practices and 600 home healthcare organizations. Subject to HBOC meeting certain minimum royalty requirements, during the term of the agreement the Company may not grant distribution rights to other health information technology companies whose primary markets are integrated health systems, managed care organizations and certain other specified HBOC competitors. There can be no assurance that the marketing agreement with HBOC will result in the successful commercialization of HealthDesk OnLine.

     In the near term, the Company anticipates that its principal sources of revenue will be derived from license fees and subscription revenues from sponsoring organizations developed as part of its agreement with HBOC. Because of the nature of the exclusive distribution rights granted pursuant to the HBOC agreement and given the focus of the Company on supporting such relationship, if the marketing agreement with HBOC is not successful, the Company's business, financial condition and results of operations would be materially adversely affected. See "Factors Affecting the Company's Business, Operating Results and Financial Condition - Dependence upon HBOC Agreement."

     In January 1997, the Company entered into a development contract with the Medical Inter-Insurance Exchange ("MIIX"), a medical malpractice insurance carrier, to develop and market the HealthDesk OnLine for Diabetes module. The Company's agreement with MIIX requires that the Company pay royalties to MIIX ranging from 3% to 10% of revenues derived from the sale or license of the HealthDesk OnLine for Diabetes module. In December 1997, the Company and MIIX agreed to discontinue further development and investment in the diabetes module, and jointly pursue the commercialization of the current diabetes product.

     The Company's prospects will be substantially affected by its ability to successfully develop and maintain relationships with key sponsoring organizations, which will promote their services using HealthDesk OnLine and at the same time attract significant numbers of subscribers. The Company's revenues from third-party marketing arrangements are generally expected to be lower than if the Company sold its products directly to end-users, although the Company would not incur the expense of creating a distribution network and would anticipate a greater volume of end-user sales. To the extent that the Company is ultimately able to enter into satisfactory third-party marketing arrangements, the Company will be largely dependent on the efforts of such third parties. In the case of any such arrangements, the Company's products will require adaptation for specific customers, which could delay product commercialization. In addition, the Company will be dependent on the marketing efforts of third parties and on the marketability and sales of their products. There can be no assurance that the Company will be able to enter into third-party marketing arrangements, that it will be able to adapt its products for specific customers on a timely basis, or at all, or that the Company will realize substantial revenues from any such arrangements.

     The Company seeks to develop advertising relationships with targeted companies who will benefit from the focused HealthDesk user base. The commercial viability of the advertising program is contingent on HealthDesk first developing a critical mass of subscribers. There can be no assurance that either will occur.

     The Company's executive officers and marketing staff of six persons are currently responsible for substantially all of the Company's marketing efforts. Because of the nature of the Company's business, the Company's executive officers are expected to continue to devote significant time to develop personal relationships with senior contacts at sponsoring organizations. The Company's ability to market HealthDesk OnLine may be limited by the number of marketing personnel and will be largely dependent upon the efforts of such individuals.

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

Market Testing

     The Company currently proposes to conduct market testing of HealthDesk OnLine on an ongoing basis with potential sponsoring organizations. The Company's success may be highly dependent upon the results of market testing and there can be no assurance that such tests will be successful. If such tests are not successful, the Company will be required to attempt to enhance or modify HealthDesk OnLine so that it will meet with sponsoring organization and consumer acceptance. There can be no assurance that the Company will be able to modify HealthDesk OnLine so that positive test results can be demonstrated. Even if test results are positive, there can be no assurance that sponsoring organizations will be sufficiently encouraged by the results to commit to use HealthDesk OnLine on a non-market test basis. They may elect to utilize other products, services or technologies which they believe to be more efficient or have other cost advantages over the Company's system. In addition, there can be no assurance that positive test results will translate into consumer acceptance over a longer period of time or that sponsoring organizations or consumers will be satisfied with operational results.

     During 1996 and 1997, the Company conducted preliminary market testing of HealthDesk OnLine pursuant to license agreements with Blue Cross Blue Shield of Massachusetts ("BCMA") and Blue Cross Blue Shield of Iowa ("BCI"). Such market testing has now been completed and the Company has incorporated functionality and design modifications from these tests into its HealthDesk OnLine product. Although the Company does not have any currently active arrangements with either of these organizations, the Company intends to seek to expand the relationships with these pilot HMO's.

     In 1994, Kaiser Foundation Health Plan of the Mid-Atlantic States, Inc. and Quantum Health Resources conducted limited consumer acceptance testing activities with respect to the Company's initial product and a specific disease software module. While the Company believes that the results of such testing were positive, the Company does not have any further arrangements with either Kaiser or Quantum to test such products. See "Factors Affecting the Company's Business Operating Results and Financial Condition - Uncertainty of Market Testing Results."

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

     In addition, certain companies have developed or may be expected to develop technologies or products in related market segments which could compete with certain technologies or products being developed by the Company. The Company expects that companies which have developed or are developing such technologies or products, as well as other companies (including established and newly formed companies) may attempt to develop products directly competitive with HealthDesk OnLine. In particular, several companies, including Healtheon, IBM Global Health Village, Med Access Corporation, CareSoft, Inc., Access Health, Inc., America's Housecalls Network, Softwatch, Cerner and SMS have announced plans to develop and commercialize competitive product and service offerings. Among other things, these products and services include the use of the Internet for electronic communication between health plans and consumers regarding plan matters, World Wide Web sites with information regarding healthcare related matters and other Internet based products which are to offer health related information. Certain of such competitors have substantially greater financial, technical, marketing, distribution, personnel and other resources than the Company, permitting such companies to implement extensive marketing campaigns, both generally and in response to efforts by additional competitors to enter into new markets and market new products and services. See "Factors Affecting the Company's Business, Operating Results and Financial Condition, Competition" "- Technological Obsolescence."

Infrastructure, Operations and Technology

       The Company intends to make HealthDesk OnLine available to users through a set of network servers housed in Berkeley, California. Access to the service is provided on a 24 hour a day, seven days a week basis through various communications line providers.

       The Company's operations will depend upon the capacity, reliability and security of its system infrastructure. The Company currently has limited system capacity and will be required to continually expand its system infrastructure to accommodate significant numbers of users and increasing amounts of information they may wish to access. Expansion of the Company's system infrastructure will require substantial financial, operational and management resources. In addition, the Company will be dependent upon Web browsers and third-party Internet and online service providers for access to the Company's services, hardware suppliers for prompt delivery, installation and service of computer equipment used to deliver the Company's services and online content providers to provide current healthcare information for use by consumers.

       The Company has entered into an Online Vendor License Agreement with Information Access Company ("IAC") for online access to an electronic database of proprietary content. The IAC database is currently the principal source of content available on the Company's private website and includes a wide range of consumer-oriented health publications, medical journals, articles, pamphlets and reference books. The non-exclusive, worldwide, royalty-bearing license requires the Company to include IAC's standard terms and conditions in the Company's standard subscriber terms and conditions, and display certain IAC legends and copyright notices. Either party may terminate the agreement with ninety days' notice on each year's renewal date after completion of a nine-month beta test period, which test expired in May 1997. As of the date of this Form 10-KSB the Company has continued its relationship with IAC.

       The Company has entered into a Content License Agreement with Healthwise, Inc. ("Healthwise"), a publisher of self care health information for consumers. The agreement provides a non-exclusive, worldwide, license to the Company for the use of certain content published by Healthwise, including the Healthwise Handbook and Pathways. The agreement continues indefinitely and is terminable for cause upon two weeks' advance notice and without cause upon six months' advance notice. In addition, the Company has entered into a Software License Agreement with Healthwise for the use of Healthwise's KnowledgeBase Symptom Manager and Health and Disease Manager software in the Company's products. Such software is designed to allow the Company's customers to triage their symptoms and locate information on specific disease states. The agreement provides for a non-exclusive, worldwide, royalty-bearing license. The agreement has renewable one-year terms, unless terminated by either party upon ninety-days' advance notice prior to expiration of the then current term.

       The Company has entered into a Content License Agreement with Windom Health Enterprises. The agreement provides a non-exclusive, worldwide license to the Company for the use of Windom's LifeView health risk assessment product.

     The Company believes that if any of such licenses are terminated, that there are multiple other sources from which the Company will be able to license appropriate content or similar technology. See "Factors Affecting the Company's Business, Operating Results and Financial Condition - Dependence on Third-Party Licenses."

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

     Although there are currently few laws or regulations directly applicable to access to or commerce on the Internet, due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. Although the enforcement of such statute has been enjoined and is currently subject to challenge in the courts, the adoption of any such laws or regulations may limit the growth of the Internet, which could in turn decrease the demand for the Company's products and services and increase the Company's cost of doing business. Inasmuch as the applicability to the Internet of the existing laws governing issues such as property ownership, libel and personal privacy is uncertain, any such new legislation or regulation or the application of existing laws and regulations to the Internet could have an adverse effect on the Company's proposed business and prospects.

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

Employees

     As of December 31, 1997, the Company had twenty four (24) full time employees, of which four (4) were executive officers, eleven (11) were engaged in product development, six (6) were engaged in marketing and three (3) were engaged in administrative activities. The Company's employees are not represented by a collective bargaining unit. The Company believes that its relations with its employees are good.

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

     Limited Revenues; Significant and Continuing Losses. The Company has not yet generated any meaningful revenues, and will not generate any meaningful revenues until after the Company successfully completes development and market testing of HealthDesk OnLine and attracts and retains a significant number of subscribers. For the period August 28, 1992 (inception) to December 31, 1997, the Company incurred a cumulative net loss of approximately $10,166,000. Since December 31, 1997, the Company has continued to incur increasing and significant losses, and the Company anticipates that it will continue to incur significant losses until, at the earliest, it generates sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and commercializing its proposed products. The Company also recorded a non-recurring non-cash charge relating to a bridge financing in October 1996 of approximately $884,000 through December 31, 1996 and $145,000 in January 1997. There can be no assurance that the Company will be able to attract and retain a sufficient number of subscribers to generate meaningful revenues or achieve profitable operations or that HealthDesk OnLine will prove to be commercially viable.

     Working Capital Deficit; Negative Cash Flow; Need for Additional Financing. The Company's capital requirements relating to the development and commercialization of HealthDesk OnLine have been and will continue to be significant. In February 1998, the Company received $800,000 in equity financing from two existing shareholders. Based on currently proposed plans and assumptions relating to its operations (including the timetable of, and costs associated with, product development and commercialization), the Company believes that its current working capital position and $1 million funding commitments from existing shareholders is sufficient to address its contemplated cash requirements over the next twelve (12) months. Of the $1 million funding commitment, $200,000 has been received in February 1998. See "Financial Statements - Subsequent Events." The Company is currently seeking additional financing. However, there can be no assurance that the Company will be able to secure additional financing or that the proceeds of any financing will be sufficient to permit the Company to successfully develop and commercialize HealthDesk OnLine or that any assumptions relating to the Company's operations will prove to be accurate. To the extent that the proceeds of any financing are not sufficient to enable the Company to generate meaningful revenues or achieve profitable operations, the inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations. In addition, any implementation of the Company's business plans will require proceeds greater than the proceeds currently available to the Company. There can be no assurance that any additional financing will be available to the Company on commercially reasonable terms, or at all. Any additional financing involving the issuance of equity securities could result in substantial dilution to the interests of the Company's shareholders.

       Possible Delisting of Securities from NASDAQ System; Disclosure Relating to Low-Priced Stocks. The Company's Common Stock and warrants to purchase Common Stock are currently quoted on NASDAQ SmallCap Market ("NASDAQ"). NASDAQ has recently imposed new maintenance criteria. In order to continue to be included in NASDAQ, a company must, among other things, maintain $2,000,000 in net tangible assets, or $35 million market capitalization or $500,000 net income in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. In addition, continued inclusion requires two registered and active market makers, a minimum bid price of $1.00 per share, and a minimum of 300 round lot holders of the common stock. As of December 31, 1997, the Company was not in compliance with the recently revised Nasdaq continued listing criteria as to minimum net tangible assets. In connection with the adoption of such new criteria, Nasdaq listed companies had until February 23, 1998 to comply. In order to address the net tangible assets requirement, the Company has recently completed the private placement of 400,000 shares of Common Stock to two shareholders for aggregate proceeds of $800,000. With such issuance, on a pro-forma basis the Company was in compliance with the net assets requirement as of December 31, 1997 and January 31, 1998. The Company is currently seeking additional capital to fund ongoing operating losses in order to address the Nasdaq listing requirements. Failure to meet these maintenance criteria will result in the delisting of the Company's securities from NASDAQ and trading, if any, in the Company's securities would thereafter be conducted in the non-NASDAQ over-the-counter market. As a result of such delisting, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities. In addition, if the Common Stock were delisted from trading on NASDAQ and the trading price of the Common Stock was less than $5.00 per share, trading in the Common Stock would also be subject to certain rules promulgated under the Securities Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. On February 20, 1998, the closing price for the Common Stock was $3.25 per share. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market liquidity of the Common Stock and the ability of purchasers in the offering to sell the Common Stock in the secondary market.

     Uncertainty of Product Development. Although the Company believes that the development efforts relating to the technological aspects of the basic HealthDesk OnLine platform are substantially completed, the Company has not yet completed third-party testing of the basic platform or the development or testing of any system enhancements, or specific disease management modules or CareTeam Connect. The Company will be required to commit considerable time, effort and resources to finalize such development and adapt its software to satisfy specific requirements of potential customers. Continued system refinement, enhancement and development efforts are subject to all of the risks inherent in the development of new products and technologies, including unanticipated delays, expenses, technical problems or difficulties, as well as the possible insufficiency of funds to satisfactorily complete development, which could result in abandonment or substantial change in product commercialization. There can be no assurance that product development efforts will be successfully completed on a timely basis, or at all, that the Company will be able to successfully adapt its software to satisfy specific requirements of potential customers, or that unanticipated events will not occur which would result in increased costs or material delays in product development or commercialization. In addition, while the Company believes that its software performs the principal functions for which it has been designed, the Company has only conducted limited tests of its software in connection with preliminary market testing activities. Consequently, there can be no assurance that such software will perform all of the function for which it has been designed or prove to be sufficiently reliable in widespread commercial use. Technologies as complex as those incorporated into the Company's software may contain errors which become apparent subsequent to commercial use. Remedying such errors could delay the Company's plans and cause it to incur substantial additional costs.

     New Concept; Uncertainty of Market Acceptance and Commercialization Strategy. HealthDesk OnLine represents a new business concept. As is typical in the case of a new business concept, demand and market acceptance for HealthDesk OnLine as a newly introduced product is subject to a high level of uncertainty. Achieving market acceptance for HealthDesk OnLine will require significant efforts and expenditures by the Company to create awareness and demand by healthcare payers, providers and consumers. The Company's prospects will be significantly affected by its ability to successfully develop and maintain relationships with sponsoring organizations, which will promote their services using HealthDesk OnLine and, at the same time, attract significant numbers of subscribers. Because demand by payers, providers and consumers are substantially inter-related, any lack or lessening of demand by any of these would have an adverse effect on market acceptance for HealthDesk OnLine. The Company has not yet commenced significant marketing activities and has limited experience and limited financial, technical, personnel and other resources to independently undertake extensive marketing activities. Although the Company is currently evaluating a number of possible product marketing and distribution strategies, the Company initially intends to offer HealthDesk OnLine with a reduced license fee to potential sponsoring organizations willing to participate in market testing in order to closely monitor performance and provide support for the users of such product. Such activities are expected to allow the Company to adjust and revise its proposed products in light of market needs and user feedback, to develop pricing strategies relative to cost structure, to test new products and to correct software or product defects which may arise. Thereafter, although the Company will seek to develop and commercialize specific disease management modules, the Company's primary marketing strategy is to license and sell HealthDesk OnLine to sponsoring organizations with access to significant numbers of potential subscribers. The Company's marketing strategy and preliminary and future marketing plans may be unsuccessful and are subject to change as a result of a number of factors, including progress or delays in the Company's marketing efforts, changes in market conditions (including the emergence of potentially significant related market segments for applications of the Company's technology), the nature of possible license and distribution arrangements which may become available to it in the future and economic, political, regulatory and competitive factors. To the extent that the Company is able to enter into satisfactory third-party marketing and distribution arrangements in the future, it will be largely dependent on the efforts of such third parties and on the marketability and sales of their products. There can be no assurance that the Company's strategy will result in successful product commercialization or that the Company's efforts will result in initial or continued market acceptance for the Company's proposed products.

     Dependence upon HBOC Agreement. In September, 1997, the Company entered into a three (3) year marketing agreement with HBOC. Subsequent to entering into this agreement, the Company has devoted a substantial portion of its sales and marketing efforts to support HBOC's sales of HealthDesk Online. Subject to HBOC meeting certain cumulative revenue requirements, during the term of the agreement the Company may not grant distribution rights to other health information technology companies whose primary markets are integrated health systems, managed care organizations and certain other specified HBOC competitors. There can be no assurance that the marketing agreement with HBOC will result in the successful commercialization of HealthDesk OnLine. In the near term, the Company anticipates that its principal sources of revenue will be derived from license fees and subscription revenues from sponsoring organizations developed as part of its agreement with HBOC. Because of the nature of the exclusive distribution rights granted pursuant to the HBOC agreement and given the focus of the Company on supporting such relationship, if the marketing agreement with HBOC is not successful, the Company's business, financial condition and results of operations would be materially adversely affected.

     Uncertainty of Market Testing Results. The Company currently proposes to conduct market testing of HealthDesk OnLine with potential sponsoring organizations. The Company's success may be highly dependent upon the results of these market tests and there can be no assurance that such tests will be successful. If such tests are not successful, the Company will be required to attempt to enhance or modify HealthDesk OnLine so that it will meet with sponsoring organization and consumer acceptance. There can be no assurance that the Company will be able to modify HealthDesk OnLine so that positive test results can be demonstrated. Even if test results are positive, there can be no assurance that sponsoring organizations will be sufficiently encouraged by the results to commit to use HealthDesk OnLine on a non-market test basis. They may elect to utilize other products, services or technologies which they believe to be more efficient or have other cost advantages over the Company's system. In addition, there can be no assurance that positive test results will translate into consumer acceptance over a longer period of time or that sponsoring organizations or consumers will be satisfied with operational results or that the results of market testing will be indicative of the ultimate success of product commercialization, particularly if installed in geographic areas with demographic characteristics different from those of test markets.

     Competition; Technological Obsolescence. The markets that the Company intends to enter are characterized by intense competition and an increasing number of new market entrants who have developed or are developing potentially competitive products. The Company will face competition from numerous sources, including prospective customers which may develop and market their own competitive products and services, health information system vendors, software companies, online and Internet service providers and others with the technical capabilities and expertise which would encourage them to develop and commercialize competitive products or services. Several companies, including Healtheon Corp. ("Healtheon"), IBM Global Health Village, Med Access Corporation, CareSoft, Inc., Access Health, Inc., America's Housecalls Network, Softwatch, Cerner and SMS have announced plans to develop and commercialize competitive product and service offerings. Certain of such competitors have substantially greater financial, technical, marketing, distribution, personnel and other resources than the Company, permitting such companies to implement extensive marketing campaigns, both generally and in response to efforts by additional competitors to enter into new markets and market new products and services. Healtheon has entered into an agreement with BCMA relating primarily to the electronic exchange of health plan benefit information between consumers and health plans. There can be no assurance that Healtheon's relationship with BCMA will not adversely affect the Company's ability to successfully market HealthDesk OnLine to BCMA. In addition, the markets for the Company's proposed products are characterized by rapidly changing technology and evolving industry standards which could result in product obsolescence or short product life cycles. Accordingly, the ability of the Company to compete will be dependent upon the Company's ability to complete development and introduce HealthDesk OnLine into the marketplace in a timely manner, to continually enhance and improve its software and to successfully develop and market new products. There can be no assurance that the Company will be able to compete successfully, that competitors will not develop technologies or products that render the Company's products obsolete or less marketable or that the Company will be able to successfully enhance its products or develop new products.

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

     Dependence on Limited Customer Base. To date, the Company's revenues have been derived from a limited number of customers. One customer accounted for approximately 96% and 92%, respectively, of revenues in 1996 and 1997. Although the Company is not currently generating meaningful revenues, in the event that the Company is able to successfully commercialize HealthDesk OnLine or obtain third party funding of the costs of developing new software modules, there can be no assurance that the Company will not continue to be dependent on a limited customer base for all or a substantial portion of its revenues. The Company's agreement with MIIX requires that the Company grant to MIIX a right of first offer to fund the development of additional software modules. In December 1997, the Company and MIIX mutually agreed to discontinue further development and investment in the Diabetes module and jointly pursue the commercialization of the current product.

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

     Dependence on Key Personnel. The success of the Company will be dependent on the personal efforts of Peter O'Donnell, its President and Chief Executive Officer, Gerald Zieg, Senior Vice President of Sales & Marketing, Terry Brandt, Chief Technology Officer, Timothy S. Yamauchi, its Chief Financial Officer, and other key personnel. The loss of the services of such individuals could have a material adverse effect on the Company's business and prospects. The Company has obtained "key-person" insurance on the life of each of Mr. O'Donnell and Mr. Yamauchi in the amounts of $2 million and $1 million, respectively. The success of the Company is also dependent upon its ability to hire and retain additional qualified management, marketing, technical, financial and other personnel. Competition for qualified personnel is intense and there can be no assure that the Company will be able to hire or retain qualified personnel. Any inability to attract and retain qualified management and other personnel could have a material adverse effect on the Company.

     Control by Management. As of February 20, 1998, the officers and directors of the Company beneficially own, in the aggregate, approximately 49.3% of the outstanding shares of Common Stock (assuming no exercise of outstanding warrants to purchase common stock). Accordingly, such persons, acting together, are in a position to exercise significant influence over the Company's affairs.

     Potential Conflicts of Interest. The Company has entered into various transactions with certain of its directors and principal shareholders and their affiliates, which could result in potential conflicts of interest Mr. John Pappajohn and Edgewater, principal shareholders of the Company, have from time to time made loans to the Company, and the Company has entered into a marketing agreement with an entity of which Mr. Pappajohn is a director and principal shareholder. On February 25, 1998, the Company completed a private placement of 400,000 shares of Common Stock for $800,000 from Mr. Pappajohn and Edgewater. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events" and "Note 13 to Financial Statements." The Company believes that all of such transactions or arrangements were fair and reasonable to the Company and were on terms no less favorable than could have been obtained from unaffiliated third parties. There can be no assurance, however, that future transactions or arrangements between the Company and its affiliates will continue to be advantageous to the Company, that conflicts of interest will not arise with respect thereto, or that if conflicts do arise, they will be resolved in a manner favorable to the Company. Any such future transactions will be on terms no less favorable to the Company than could be obtained from unaffiliated parties and will be approved by a majority of the independent and disinterested members of the Board of Directors, outside the presence of any interested directors and, to the extent deemed appropriate by the Board of Directors, the Company will be obtain shareholder approval or fairness opinions in connection with any such transactions.

     Outstanding Options. As of December 31, 1997, the Company had outstanding options to purchase an aggregate of 707,652 shares of Common Stock at exercise prices ranging from $1.04 to $5.00. Exercise of any of the foregoing options will have a dilutive effect on the Company's shareholders. Furthermore, the terms upon which the Company may be able to obtain additional equity financing may be adversely affected, since the holders of the options can be expected to exercise them, if at all, at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided in the options.

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

     Volatility of Stock and Warrants Prices. The Company's Common Stock and warrants to purchase Common Stock have experienced substantial price fluctuations since the Company's initial public offering. In addition, the stock market has experienced significant price and volume fluctuations that have especially affected the market prices of equity securities of many high technology companies, particularly Internet-related companies, and that often have been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's common stock and warrants. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, operating results and financial condition.

Item 2. Description of Properties.

Facilities

       The Company's facilities are located in 5,701 square feet of leased office space in Berkeley, California. The lease expires in January 1999 and provides for an annual rental of $108,376.

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

Item 3. Legal Proceedings.

       The Company is subject to a complaint filed by a former employee with the California Department of Fair Employment & Housing. This claim alleges wrongful termination as a result of alleged denial of reasonable accommodation for a wrist and neck injury. The Company intends to defend these matters vigorously. There can be no assurance, however, that such matter will be resolved in a manner favorable to the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

       Not applicable.

                                     Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

     Market Information. The Company's common stock (the "Common Stock") and redeemable warrants (the "Warrants") are currently traded on the Nasdaq SmallCap Market under the symbol "HDSK" and "HDSKW", respectively. In January 1997, the Company consummated an initial public offering of 1,700,000 shares of its Common Stock and warrants to purchase 2,125,000 shares of Common Stock. As of February 20, 1998 , there were 5,692,845 shares of Common Stock and warrants for 2,125,000 shares of Common Stock outstanding. See "Factors Affecting the Company's Business, Operating Results and Financing Conditions - Possible Delisting of Securities from NASDAQ System; Disclosure Relating to Low-Priced Stocks."

     The following table sets forth the range of the high and low bid information (as provided by Nasdaq) of the Common Stock and Warrants for the period from January 16, 1997 (the effective date of the IPO) through December 31, 1997. Such information may reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions.

                                               Common Stock                                Warrants
                                               ------------                                --------
Period                                 Low Bid              High Bid             Low Bid              High Bid
------                                 -------              --------             -------              --------
1/17/97 to 3/31/97                      3 3/4                 5 1/2                 3/4                 1 7/8
4/1/97 to 6/30/97                       3                     4 1/4                 5/8                 1 1/8
7/1/97 to 9/30/97                       3 1/4                 4 1/4                 7/8                 1 1/2
10/1/97 to 12/31/97                     3 1/4                 4 3/4                13/16                1 3/8

     Approximate Number of Security Holders. As of February 20, 1998, there were approximately 83 holders of record of the Common Stock and 5 holders of record of the Warrants. As of January 17, 1998, there were approximately 427 beneficial holders of the Common Stock.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Overview

     The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended the (the "Exchange Act"), and is subject to the safe harbor created by the section. Readers are cautioned not to place undue reliance on these forward-looking statements as they speak only as of the date hereof. Reference is also made to the matters set forth under the heading "Factors Affecting the Company's Business, Operating Results and Financial Condition" in
Part I hereof.

     The Company was organized in August 1992 and is still in the development stage. Since its inception, the Company has been engaged primarily in product development activities. The Company's initial product was introduced in early 1993 and the Company has not yet proven to be commercially viable.

     The Company has not yet generated any meaningful revenues, and will not generate any meaningful revenues until after the Company successfully completes development and market testing of HealthDesk OnLine and attracts and retains a significant number of subscribers. For the period August 28, 1992 (inception) to December 31, 1997, the Company incurred a cumulative net loss of approximately $10,166,000. Since December 31, 1997, the Company has continued to incur increasing and significant losses and anticipates that it will continue to incur significant losses until, at the earliest, the Company generates sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and commercializing its products. Contributing to the Company's losses were the non-recurring amortization charges related to a bridge financing which was completed in October 1996 (the "Bridge Financing") of $884,227 for the year ended December 31, 1996 and $145,023 for the year ended December 31, 1997. There can be no assurance that the Company will be able to attract and retain a sufficient number of subscribers to generate meaningful revenues or achieve profitable operations or that HealthDesk OnLine will prove to be commercially viable.

     The Company expects to incur significant expenses in connection with its operations, including expenses associated with hiring additional marketing and sales personnel and the research and development of product lines. The Company believes that it has working capital which together with a $1 million funding commitment from existing shareholders is sufficient to meet its next twelve (12) months projected cash requirements. Of the $1 million funding commitment, $200,000 was received in February 1998. The Company is actively seeking additional equity financing. There can be no assurance, that the Company would be able to obtain public or private third-party sources of financing or, if obtained, that favorable terms for such financing would be obtained. In addition, given the trading history of the Company's Common Stock and Warrants since the initial public offering, there can be no assurance that the Company will be able to raise additional cash through public or private offerings of its common stock. There also can be no assurance that the Company's funding requirements will not increase significantly as a result of unforeseen circumstances or that the Company's cash used for operating activities will not increase.

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

     Recent Events

     In September, 1997, the Company entered into a three (3) year marketing agreement with HBO & Company ("HBOC"), one of the leading suppliers of health care related information systems and services. The purpose of the agreement was to use the HBOC sales force to accelerate the visibility and penetration of the Company's products with potential sponsoring organizations. Subject to HBOC meeting certain cumulative revenue requirements, during the term of the agreement the Company may not grant distribution rights to other health information technology whose primary markets are integrated health systems, managed care organizations and certain other specified HBOC competitors. There can be no assurance that the marketing agreement with HBOC will result in the successful commercialization of HealthDesk OnLine. In the near term, the Company anticipates that its principal sources of revenue will be derived from license fees and subscription revenues from sponsoring organizations developed as part of its agreement with HBOC. Because of the nature of the exclusive distribution rights granted pursuant to the HBOC agreement and given the focus of the Company on supporting such relationship, if the marketing agreement with HBOC is not successful, the Company's business, financial condition and results of operations would be materially adversely affected. See "Factors Affecting the Company's Business, Operating Results and Financial Condition - Dependence upon HBOC Agreement."

     On February 25, 1998, the Company completed a $800,000 private placement. The placement consisted of the sale of 400,000 shares of Common Stock, at a price of $2.00 per share to two of the Company's shareholders.

     Results of Operations

     Revenue increased by 632.1% from $52,225 for the year ended December 31, 1996 to $382,362 for the year ended December 31, 1997. In 1997, the increase was primarily attributable to an increase in development fee revenue associated with a progress payment for a delivery of a version of HealthDesk OnLine for Diabetes. During

1996, the Company focused its efforts on the original development of HealthDesk OnLine and reduced its marketing and sales efforts relating to its original HealthDesk product.

     Product development costs increased by 38.5% from $1,622,601 for the year ended December 31, 1996 to $2,248,018 for the year ended December 31, 1997. The increase in expenditures was principally related to the expansion of the programming staff and associated costs related to the development of HealthDesk OnLine version 2.0 and HealthDesk OnLine for Diabetes. To date, all product development costs have been expensed as incurred. The Company believes that significant investments in product development will be incurred to enhance the functionality of HealthDesk OnLine and increase the product line with new disease and lifestage modules.

     Sales and marketing costs increased by 16.4% from $1,222,183 for the year ended December 31, 1996 to $1,422,111 for the year ended December 31, 1997. This increase resulted primarily from the hiring of additional marketing personnel, associated collateral, travel and entertainment expenses in connection with the marketing of HealthDesk OnLine for Diabetes during the year ended December 31, 1997. The Company anticipates that sales and marketing costs will increase in future periods as the Company expands its marketing efforts.

     General and administrative costs decreased by 25.8% from $681,993 for the year ended December 31, 1996 to $506,132 for the year ended December 31, 1997. This decrease was primarily attributable to a change in the allocation of resources to marketing and development activities in 1997 and the write-off of deferred offering costs of $118,113 in 1996 related to the Company's initial public offering.

     Other expense, net (including interest expense, interest income and amortization of discount and issuance cost) decreased by 97.5% from $916,102 for the year ended December 31, 1996 to $22,548 for the year ended December 31, 1997. This decrease was primarily attributable to amortization of the non-recurring bridge discount and deferred debt issuance costs of $884,227 in 1996 and $145,023 in 1997, and higher interest expense incurred in 1996 ($60,654 in 1996 as compared to $14,900 in 1997), offset primarily by higher interest income earned in 1997.

     As a result of the foregoing, the Company incurred a net loss of $3,817,247 for the year ended December 31, 1997, as compared to a net loss of $4,391,454 for the prior comparable year.

     Liquidity and Capital Resources

     At December 31, 1997, the Company had cash and cash equivalents of $1,405,430, as compared to $198,277 at December 31, 1996. In fiscal 1997,
$3,643,123 of cash was used in operating activities, principally as a result of the $3,817,247 loss for fiscal 1997 and a $723,436 decrease in accounts payable. This decrease in accounts payable occurred due to the Company's non-recurring accounting, legal and printing charges of $466,411 related to the initial public offering ("IPO") and the Bridge Financing and a non-recurring bonus of $80,000 paid to an officer pursuant to the terms of an employment agreement. The decrease in cash was offset by $145,023 attributable to the amortization of the non cash discount associated with the Bridge Financing, and a $585,680 decrease in prepaid expenses and deferred offering costs associated with the IPO. In fiscal 1996, $2,833,315 of cash was used in operating activities, principally as a result of the $4,391,454 loss for fiscal 1996 which was offset by $884,227 in amortization of non cash discount and $203,410 in depreciation and amortization charges. Working capital at December 31, 1997 was $999,092, as compared to a deficit in working capital of $2,804,411 at December 31, 1996.

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

     In July and August 1996, the Company issued an aggregate of $500,000 principal amount 8% promissory notes to Mr. Pappajohn and Edgewater. Such notes will automatically converted into 100,000 shares of Common Stock on the closing of the Company's initial public offering.

     In October 1996, the Company consummated the Bridge Financing pursuant to which it issued $2,000,000 principal amount of notes and 400,000 shares of Common Stock, and received net proceeds of $1,765,000.

     In January 1997, the Company consummated an underwritten IPO of 1,700,000 shares of Common Stock at an offering price of $5.00 per share and warrants to purchase 2,125,000 shares of Common Stock at an offering price of $.10 per warrant. The net proceeds to the Company were $7,018,788 after deducting issuance costs of $1,676,712. Each warrant entitles the registered holder thereof to purchase one share of Common Stock at an price of $5.00, subject to adjustment in certain circumstances, at any time through and including January 16, 2002. The warrants are redeemable by the Company, upon the consent of the Underwriter, at any time, upon notice of not less than 30 days, at a price of $.10 per warrant, provided that the closing bid quotation of Common Stock on all 30 of the trading days ending on the third day prior to the day which the Company gives notice has been at least 150% (currently $7.50, subject to adjustment) of the then effective exercise price of the warrants.

     Upon the closing of the IPO, the Company repaid $2,000,000 principal amount of bridge notes financing and converted the outstanding convertible notes into 100,000 shares of Common Stock. In addition, all outstanding shares of the Company's Series A Preferred Stock were converted into 1,059,600 shares of Common Stock.

     In February 1998, the Company completed a private placement of 400,000 shares of Common Stock at $2.00 per share to Mr. Pappajohn and Edgewater. See "Factors Affecting the Company's Business, Operating Results and Financial Conditions - Potential Conflicts of Interest and Note 13 to the Financial Statements."

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

     The Company's capital requirements relating to the development and commercialization of HealthDesk OnLine have been and will continue to be significant. Other than as described in this Form 10-KSB, the Company has no material commitments for capital expenditures. The Company anticipates, based on its currently proposed plans and assumptions relating to its operations (including assumptions regarding the progress and timing of its product development efforts and revenue), that its working capital will be sufficient to fund the Company's operations and capital requirements through the next twelve months. The Company received a financing commitment of $1 million from two existing shareholders in February 1998. Of the $1 million funding commitment, $200,000 was received in February 1998. For the period from August 28, 1992 (inception) to December 31, 1997, the Company had capital expenditures of approximately $1,091,154 relating primarily to computer equipment.

Item 7. Financial Statements.

     The following Financial Statements are filed with this report as pages F-1 through F-15 following the signature page:
     Index to Financial Statements                                           F-1
     Report of Coopers & Lybrand L.L.P., independent accountants             F-2
     Balance Sheets                                                          F-3
     Statements of Operations                                                F-4
     Statements of Shareholders' Equity (Deficit)                            F-5
     Statements of Cash Flows                                                F-6
     Notes to Financial Statements                                           F-7

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following are the names and ages of all directors and executive officers of the Company as of February 20, 1998, as well as the positions and officers that each such person holds with the Company:

Name                                Age              Position
----                                ---              --------

Peter O'Donnell                     49               President, Chief Executive Officer and Chairman of the Board
Gerald W. Zieg                      46               Senior Vice President of Sales
Timothy S. Yamauchi                 36               Chief Financial Officer, Secretary and Treasurer
Terry Brandt                        40               Chief Technology Officer
John Pappajohn                      68               Director
James A. Gordon                     46               Director
Dr. Joseph Rudick, Jr.              41               Director
David Sengpiel                      45               Director
Dr. Molly J. Coye                   50               Director

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

     Terry M. Brandt has been Chief Technology Officer since March 1997. Mr. Brandt has over ten years of healthcare technology experience. Most recently Mr. Brandt was technical director for Isys Idea Systems, Inc. a company specializing in the development of educational and promotional properties for the World Wide Web. From 1993 to 1995 he was the Vice President and Chief Technology Officer for Hospital Cost Consultants, Inc. Previously he was the Director of Information Services for Shands Teaching Hospital in Gainesville, Florida. He received his undergraduate degree from the University of Central Florida and his M.S. in Marketing and Consumer Behavior from the University of Florida.

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

     David Sengpiel has been a director of the Company since September 1995. Mr. Sengpiel is the Chief Operating Officer of CareMedic Systems a medicare software reimbursement company. Mr. Sengpiel also serves as a director of Image Guided Technologies and Neural Applications Corporation, and was formerly a Vice President of Equity Dynamics, a venture capital firm from March 1995 to August 1997. From January 1993 to March 1995, Mr. Sengpiel was employed as an Alternative Investment Manager with Farm Bureau Insurance, a life insurance company. From August 1990 to January 1993, Mr. Sengpiel served as President of Vantage Cable International, a telecommunications company.

     Dr. Molly J. Coye is currently the Director of the West of Coast Office for The Lewin Group. Until September 1997 Dr. Coye served as Senior Vice President of Strategic Development for the Company. Dr. Coye served as Senior Vice President of the Good Samaritan Health System, a non-profit, integrated health care system form September 1993 to January 1996. From June 1991 to September 1993, Dr. Coye served as Director of the California Department of Health Services. From 1986 to 1990 Dr. Coye was the Commissioner of Health for the State of New Jersey. Dr. Coye received a B.S. degree in political science from the University of California at Berkeley in 1968, an M.A. degree in Asian history from Stanford University in 1972, and an M.D. and an M.P.H. from Johns Hopkins University in 1977. Dr. Coye completed an internship in Family Medicine at San Francisco General Hospital and a residency in Preventative Medicine at the Robert Wood Johnson Foundation Clinical Scholars Program at the University of California at San Francisco.

     Each officer serves at the discretion of the Board of Directors. There are no family relationships among any of the directors or officers of the Company.

       The Company has established a Compensation Committee of the Board of Directors which is currently comprised of Messrs. Pappajohn and Sengpiel. The Compensation Committee makes recommendations the Board concerning salaries and incentive compensation for the Company's executive officers and key personnel and administers the Company's Stock Option Plan. The Company has also established an Audit Committee of the Board of Directors which is currently comprised of Messrs. Pappajohn and Gordon.

Item 10. Executive Compensation.

     The information required by this item regarding executive compensation is incorporated by reference to information set forth in the sections entitled "Proposal No. 1: Election of Directors-Director Compensation" and "Executive Officer Compensation" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders (the "definitive Proxy Statement") to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1997.

     The information required by this item with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to information set forth in the section entitled, "Executive Officer

Compensation" in the Company's definitive Proxy Statement to be filed within 120 days after the end of the Company's fiscal year ended December 31, 1997.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1997.

Item 12. Certain Relationships and Related Transactions.

     The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled "Certain Transactions" in the Company's definitive Proxy Statement to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1997.

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

    10.7* Employment Agreement dated as of September 19, 1996 between the Registrant and Timothy Yamauchi

    10.8*         Form of Warrant Agreement to be granted to Whale Securities
                  Limited

    10.9* Form of Bridge Financing Registration Rights Agreement dated October 11, 1996

    10.10*        Form of Underwriters Agreement with Whale Securities Limited

    10.11** Marketing Agreement dated as of September 30, 1997 between the Registrant and HBO & Company of Atlanta, Georgia.

    11.1          Statement Regarding computation of earnings per share

    23.1          Consent of Independent Accountants

    24.1          Powers of Attorney (included on page 29)

    27            Financial Data Schedule

* Incorporated by reference to the Registrant's Form SB-2 (Registration No. 333-14519)

** Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended September 30, 1997, filed with the Commission on November 13, 1997.

b) No reports have been filed on Form 8-K in the Quarter ended December 31, 1997.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized thereunto duly authorized on this 9th day of March 1998.

                            HealthDesk Corporation

                            By: /s/ Timothy S. Yamauchi
                                -----------------------------------------------
                                Timothy S. Yamauchi
                                Chief Financial Officer, Secretary & Treasurer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed below by the following persons on the date indicated on behalf of the Registrant and in the capacities and on the dates indicated:

Name                                            Title                                   Date
----                                            -----                                   ----
/s/ Peter S. O'Donnell                          President & Chief Executive             March 9, 1998
---------------------------------               Officer & Chair of the Board
Peter S. O'Donnell                              (principal executive officer)


/s/ Timothy S. Yamauchi                         Chief Financial Officer                 March 9, 1998
---------------------------------               Secretary & Treasurer
Timothy S. Yamauchi                             (principal financial
                                                and accounting officer)


/s/ John Pappajohn                              Director                                March 9, 1998
---------------------------------
John Pappajohn

/s/ James A. Gordon                             Director                                March 9, 1998
---------------------------------
James A. Gordon

/s/ Dr. Joseph Rudick, Jr.                      Director                                March 9, 1998
---------------------------------
Dr. Joseph Rudick, Jr.

/s/ David Sengpiel                              Director                                March 9, 1998
David Sengpiel

/s/Molly C. Coye M.D.                           Director                                March 9, 1998
---------------------------------
Molly C. Coye, M.D.

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

    10.7* Employment Agreement dated as of September 19, 1996 between the Registrant and Timothy Yamauchi

    10.8*         Form of Warrant Agreement to be granted to Whale Securities
                  Limited

    10.9* Form of Bridge Financing Registration Rights Agreement dated October 11, 1996

    10.10*        Form of Underwriters Agreement with Whale Securities Limited

    10.11** Marketing Agreement dated as of September 30, 1997 between the Registrant and HBO & Company of Atlanta, Georgia.

    11.1          Statement Regarding computation of earnings per share

    23.1          Consent of Independent Accountants

    24.1          Powers of Attorney (included on page 29)

    27            Financial Data Schedule

* Incorporated by reference to the Registrant's Form SB-2 (Registration No. 333-14519)

** Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended September 30, 1997, filed with the Commission on November 13, 1997.

                             HealthDesk Corporation
                          (a Development Stage Company)

                                    CONTENTS


                                                                                                    Page

Independent Accountants' Report..................................................................    F-2

Balance Sheets as of December 31, 1996 and 1997..................................................    F-3

Statements of Operations for the Years ended December 31, 1996 and 1997 and period from
   inception to December 31, 1997................................................................    F-4

Statements of Shareholders' Equity (Deficit) for the period from inception to  December 31,
   1992, and years ended December 31, 1993, 1994, 1995, 1996 and 1997 ...........................    F-5

Statements of Cash Flows for the years ended December 1996 and 1997 and period from inception
   to December 31, 1997..........................................................................    F-6

Notes to Financial Statements ...................................................................    F-7


Report of Independent Accountants



To the Shareholders and Board of Directors of HealthDesk Corporation:

     We have audited the accompanying balance sheets of HealthDesk Corporation (a development stage company) as of December 31, 1996 and 1997, and the related statements of operations, shareholders' equity (deficit), and cash flows for the years then ended, and for the period from August 28, 1992 (inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HealthDesk Corporation as of December 31, 1996 and 1997, and the results of its operations and its cash flows for the years then ended, and for the period from August 28, 1992 (inception) to December 31, 1997, in conformity with generally accepted accounting principles.




                                                        COOPERS & LYBRAND L.L.P.


San Francisco, California
February 6, 1998, except for information relating to the $800,000 financing in
Note 1 and Note 13 as to which the date is February 25, 1998.

                             HealthDesk Corporation
                          (a Development Stage Company)

                                 Balance Sheets


                                                              December 31,            December 31,
                        ASSETS                                    1996                    1997
                                                              ------------            ------------
    Current assets:
         Cash and cash equivalents ................           $    198,277            $  1,405,430
         Prepaid expenses and other ...............                172,294                  78,724
         Deferred offering  and debt issuance
           costs ..................................                492,109                    --
                                                              ------------            ------------
             Total current assets .................                862,680               1,484,154
    Property and equipment, net ...................                568,040                 472,561
    Other assets ..................................                 17,517                  15,850
                                                              ------------            ------------
             Total assets .........................           $  1,448,237            $  1,972,565
                                                              ============            ============


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
    Current liabilities:
         Accounts payable .........................           $    857,428            $    133,992
         Accrued liabilities ......................                441,076                 351,070
         Notes payable ............................              1,851,546                    --
         Convertible notes payable and accrued
          interest ................................                517,041                    --
                                                              ------------            ------------
             Total liabilities ....................              3,667,091                 485,062
                                                              ------------            ------------
    Commitments and contingencies (Note 7)
    Shareholders' equity (deficit):
         Convertible preferred stock, no par value;
          authorized 3,000,000 shares; issued and
          outstanding 1,059,600 shares at
          December 31, 1996 and none at
          December 31, 1997 .......................              2,183,036                    --
         Common stock, no par value; authorized
          17,000,000 shares; issued and
          outstanding 2,530,120, and 5,392,845
          shares at December 31, 1996 and 1997,
          respectively ............................              1,946,552              11,457,505
         Warrants .................................                   --                   195,687
         Deficit accumulated during the
          development stage .......................             (6,348,442)            (10,165,689)
                                                              ------------            ------------
             Total shareholders' equity (deficit)..             (2,218,854)              1,487,503
                                                              ------------            ------------
             Total liabilities and shareholders'
                equity (deficit) ..................           $  1,448,237            $  1,972,565
                                                              ============            ============

   The accompanying notes are an integral part of these financial statements.

                             HealthDesk Corporation
                          (a Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                       August 28, 1992
                                                   Year Ended         Year Ended       (Inception) to
                                                December 31, 1996  December 31, 1997  December 31, 1997
                                                -----------------  -----------------  -----------------
Revenue:
  Software development and licensing.........    $     52,225       $    379,806       $   1,123,345
  Other......................................            ----              2,556              12,714
                                                 ------------       ------------       -------------
   Total revenue.............................          52,225            382,362           1,136,059
                                                 ------------       ------------       -------------

Costs and expenses:
  Product development........................       1,622,601          2,248,018           4,958,135
  Sales and marketing........................       1,222,183          1,422,111           3,348,601
  General and administrative.................         681,993            506,132           1,991,562
                                                 ------------       ------------       -------------
     Total costs and expenses................       3,526,777          4,176,261          10,298,298
                                                 ------------       ------------       -------------
     Loss from operations....................      (3,474,552)        (3,793,899)         (9,162,239)

  Interest expense...........................         (60,654)           (14,900)           (127,232)
  Interest income............................          28,779            137,375             172,154
  Amortization of discount and issuance costs
   associated with bridge financing (See Note
   6)........................................        (884,227)          (145,023)         (1,029,250)
  Other expenses.............................            ----               ----             (14,322)
                                                 ------------       ------------       --------------
     Loss before income taxes................      (4,390,654)        (3,816,447)        (10,160,889)

Provision for income taxes...................            (800)              (800)             (4,800)
                                                 -------------      -------------      --------------
     Net loss................................    $ (4,391,454)      $ (3,817,247)      $ (10,165,689)
                                                 =============      =============      ==============

Basic net loss per share.....................    $      (1.12)       $     (0.73)
                                                 ============       ============
Diluted net loss per share...................    $      (1.12)       $     (0.73)
                                                 ============       ============

Weighted average number of shares of  common
   stock, basic and diluted..................       3,913,433          5,212,060
                                                 =============      =============











   The accompanying notes are an integral part of these financial statements.

                             HealthDesk Corporation
                          (a Development Stage Company)

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                                        Deficit
                                                                                                      Accumulated     Total
                                                                                                       During the   Shareholders'
                                      Preferred Stock       Common Stock        Common Stock           Development    Equity
                                   Shares        Amount       Warrants      Shares        Amount          Stage      (Deficit)
                                   ------        ------       --------      ------        ------          -----      ---------
Balances at August 28, 1992
   (inception) ..............        --             --             --            --             --             --             --
Common stock issued for cash
  on October 1, 1992 at
  $0.003 per share...........        --             --             --         960,000   $      2,480           --     $      2,480
Net loss ....................        --             --             --                                  $    (92,744)       (92,744)
                               ----------   ------------   ------------  ------------   ------------   ------------   ------------
Balances at December 31, 1992        --             --             --         960,000          2,480        (92,744)       (90,264)
Common stock issued for cash
  in April and May 1993 at
  $1.04 per share............        --             --             --         240,000        250,000           --          250,000
Net loss ....................        --             --             --            --             --         (190,749)      (190,749)
                               ----------   ------------   ------------  ------------   ------------   ------------   ------------
Balances at December 31, 1993        --             --             --       1,200,000        252,480       (283,493)       (31,013)
Common stock issued for cash
  on May 2, 1994 at $1.04
  per share..................        --             --             --          60,000         62,500           --           62,500
Net loss ....................        --             --             --            --             --         (237,022)      (237,022)
                               ----------   ------------   ------------  ------------   ------------   ------------   ------------
Balances at December 31, 1994        --             --             --       1,260,000        314,980       (520,515)      (205,535)
Common stock issued in
  exchange for convertible
  debt on September 29, 1995
  at $1.04 per share.........        --             --             --         768,000        800,000           --          800,000
Common stock issued upon
  exercise of options in
  June and December 1995 at
  $1.04 per share............        --             --             --         102,000        106,250           --          106,250
Preferred stock issued for
  cash in November and
  December 1995 at $2.08 per
  share, net of issuance
  costs of $21,693...........     939,600   $  1,935,807           --            --             --             --        1,935,807
Net loss ....................        --             --             --            --             --       (1,436,473)    (1,436,473)
                               ----------   ------------   ------------  ------------   ------------   ------------   ------------
Balances on December 31, 1995     939,600      1,935,807           --       2,130,000      1,221,230     (1,956,988)     1,200,049
Common stock issued upon
  exercise of options on
  February 1, 1996 at $1.04
  per share..................        --             --             --             120            125           --              125
Preferred stock issued for
  cash in February 1996 at
  $2.08 per share, net of
  issuance costs of $2,771...     120,000        247,229           --            --             --             --          247,229
Common Stock issued for cash
  in October 1996 at $2.25
  per share, net of issuance
  cost of $174,803...........        --             --             --         400,000        725,197           --          725,197
Net loss ....................        --             --             --            --             --       (4,391,454)    (4,391,454)
                               ----------   ------------   ------------  ------------   ------------   ------------   ------------
Balances at December 31, 1996   1,059,600      2,183,036           --       2,530,120      1,946,552     (6,348,442)    (2,218,854)
Common Stock and Warrants
  issued in connection with
  the initial public
  offering on January 23,
  1997.......................        --             --     $    195,500     1,700,000      6,823,101           --        7,018,601
Preferred Stock converted to
  common stock ..............  (1,059,600)    (2,183,036)          --       1,059,600      2,183,036           --             --
Convertible notes converted
  to common stock ...........        --             --             --         100,000        500,000           --          500,000
Issuance of warrants in
  connection with the
  initial public offering in
  January 1997...............        --             --              187          --             --             --              187
Common Stock issued upon
  exercise of options in
  March at $1.04 and $2.08
  per share..................        --             --             --           3,125          4,816           --            4,816
Net loss ....................        --             --             --            --             --       (3,817,247)    (3,817,247)
                               ----------   ------------   ------------  ------------   ------------   ------------   ------------
Balances on December 31, 1997        --             --     $    195,687     5,392,845   $ 11,457,505   $(10,165,689)  $  1,487,503
                               ==========   ============   ============  ============   ============   ============   ============

   The accompanying notes are an integral part of these financial statements.

                             HealthDesk Corporation
                          (a Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                             August 28, 1992
                                                         Year Ended         Year Ended       (inception) to
                                                        December 31,        December 31        December 31
                                                            1996               1997               1997
                                                        -------------       ------------        ------------
Cash flows from operating activities:
   Net loss .....................................       $ (4,391,454)       $ (3,817,247)       $(10,165,689)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization ..............            203,410             268,805             563,516
     Amortization of non cash discount ..........            884,227             145,023           1,029,250
     Other ......................................             17,244                --                28,800
     Changes in operating assets and liabilities:
      (Increase) decrease in prepaid expenses and
       deferred costs ...........................           (636,113)            585,680             (55,879)
     (Increase) decrease in other assets ........             77,133               1,667             (15,850)
     Increase (decrease) in accounts payable ....            752,669            (723,436)            133,992
     Increase (decrease) in accrued liabilities .            259,569            (103,615)            354,502
                                                        ------------        ------------        ------------
       Net cash used in operating activities ....         (2,833,315)         (3,643,123)         (8,127,358)
                                                        ------------        ------------        ------------

Cash flows from investing activities:
   Additions to property and equipment ..........           (553,731)           (173,328)         (1,091,154)
                                                        ------------        ------------        ------------
   Net cash used in investing activities ........           (553,731)           (173,328)         (1,091,154)
                                                        ------------        ------------        ------------

Cash flows from financing activities:
   Payments of short-term notes payable .........               --            (2,000,000)         (2,000,000)
   Proceeds from short-term notes payable, net of
    accrued offering costs ......................            970,750                --               970,750
   Repayment of convertible notes payable .......           (500,000)               --              (500,000)
   Proceeds from issuance of convertible notes
    payable .....................................            500,000                --             1,800,000
   Proceeds from issuance of common stock and
    warrants, net of accrued offering costs .....            725,197           7,018,788           8,058,965
   Net proceeds from issuance of preferred stock             235,217                --             2,183,036
   Proceeds from shareholders' loans ............               --                  --               118,164
   Repayment of loans from shareholders .........               --                  --              (118,164)
   Proceeds from the exercise of stock options ..            100,125               4,816             111,191
                                                        ------------        ------------        ------------
     Net cash provided by financing  activities .          2,031,289           5,023,604          10,623,942
                                                        ------------        ------------        ------------
     Net increase (decrease) in cash and cash
      equivalents ...............................         (1,355,757)          1,207,153           1,405,430
Cash and cash equivalents at beginning of year ..          1,554,034             198,277                --
                                                        ------------        ------------        ------------
Cash and cash equivalents at end of year ........       $    198,277        $  1,405,430        $  1,405,430
                                                        ============        ============        ============

Cash paid during the year for:
   Interest .....................................       $     82,753        $     70,192        $    155,153
                                                        ============        ============        ============
   Income taxes .................................       $        800        $        800        $      4,000
                                                        ============        ============        ============

                      Noncash Financing Activities (Note 9)




   The accompanying notes are an integral part of these financial statements.

                             HealthDesk Corporation
                          (a Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

1. Organization and Basis of Presentation:

     HealthDesk Corporation (the Company), a development stage company, is engaged in designing, developing and marketing HealthDesk(R) OnLine, a consumer-focused healthcare management and information system which enables consumers to take a more active role in their personal and family health. HealthDesk OnLine features easy-to-use Windows-based software designed to develop personal medical records and health management programs and access educational, health related information from the Company's private website and over the Internet.

     The Company is still in the development stage and substantially all of its revenues were derived from certain development contracts relating to specific disease management modules in its initial product. Since inception, the Company has incurred losses and negative cash flows from its product development activities. The Company is seeking to achieve profitable operations by commercializing its products and obtaining contracts with potential sponsoring organizations. The Company received net proceeds of $7,018,788 from its initial public offering in January 1997. As discussed in Note 13, the Company received proceeds of $800,000 from its sale of 400,000 shares of Common Stock to two of its existing shareholders in February 1998. Management expects that the Company will require additional capital resources prior to achieving profitable operations. The Company is actively seeking additional financing and two of the Company's existing shareholders have committed to provide the Company with up to an aggregate of $1,000,000 to finance its operations through February 20, 1999, of which $200,000 has been received in February 1998 in conjunction with the stock issuance referred to above.

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

Revenue Recognition:

     During 1996, the Company's revenue was generated primarily from a cross-licensing and marketing contract. The revenue was recognized ratably over the related period under the agreement. During 1997, the Company's revenue was generated primarily from a software development contract. This revenue was recognized when the Company achieved designated milestones and received customer acceptance as specified in the related contract.

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

                             HealthDesk Corporation
                          (a Development Stage Company)

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

Computation of Net Loss Per Share:

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which establishes standards for computing and presenting earnings (loss) per share. Under the new standard, basic earnings per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution; diluted earnings per share reflects potential dilution from the exercise or conversion of securities into common stock. The financial statements presented have been prepared in accordance with SFAS No. 128 and earnings per share data for all prior periods presented have been restated to conform with current year presentation. Options to purchase 747,058 and 707,652 shares of the Company's Common Stock were outstanding as of December 31, 1996 and 1997, respectively. In addition, warrants to purchase 2,125,000 shares of the Company's Common Stock were outstanding as of December 31, 1997. Both options and warrants were excluded from the loss per share calculation for the years ended December 31, 1996 and 1997 as they have the effect of decreasing loss per share.

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

                             HealthDesk Corporation
                          (a Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies: - (Continued)

Recently Issued Accounting Pronouncements:

     In June 1997, Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No 131 "Disclosures About Segments of An Enterprise and Related Information" were issued and are effective for the year ending December 31, 1998. The Company has not determined the impact of the implementation of these pronouncements.

     In October 1997, the Accounting Standards Executive Committee issued Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition, which delineates the accounting for software product and maintenance revenue. SOP 97-2 supersedes the Accounting Standards Executive Committee Statement of Position 91-1, Software Revenue Recognition, and is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company is evaluating the requirements of SOP 97-2 and the effects, if any, on the Company's current revenue recognition policies.

Reclassifications:

     Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications had no impact on net loss or shareholders' deficit as previously reported.

3. Concentrations of Credit Risk:

     The Company places its temporary cash investments with one financial institution. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. One customer accounted for approximately 96% and 92% of revenues in fiscal 1996 and 1997, respectively.

4. Property and Equipment:

     Property and equipment at December 31, 1996 and 1997, consisted of the following:

                                                     December 31,  December 31,
                                                        1996          1997
                                                     ------------  ------------
Computer equipment and software...................    $  662,676   $  817,501
Furniture and fixtures............................       101,406      115,805
Leasehold improvements............................        12,651       15,086
                                                      ----------   ----------
                                                         776,733      948,392
Less accumulated depreciation and amortization....       208,693      475,831
                                                      ----------   ----------
   Total property and equipment, net..............    $  568,040   $  472,561
                                                      ==========   ==========

     Depreciation expense amounted to $203,410, $267,138 and $475,831 for the years ended December 31, 1996 and 1997, and for the period from August 28, 1992 (inception) to December 31, 1997, respectively.

5. Income Taxes:

     The provision for income taxes for the years ended December 31, 1996 and 1997 relates to current state income tax. Differences between the 1996 and 1997 statutory and effective tax rates are due to valuation allowances recorded to offset deferred tax benefits associated with net operating losses and tax credits.

                             HealthDesk Corporation
                          (a Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

5. Income Taxes: - (Continued)

     The estimated tax effect of significant temporary differences and carry forwards that gave rise to deferred income tax assets as of December 31, 1996 and 1997, is as follows:

                                                          1996                                  1997
                                             ------------------------------        ------------------------------
                                               Federal             State             Federal              State
                                             -----------        -----------        -----------        -----------
Deferred tax assets:
   Net operating loss carryforwards ..       $ 2,000,000        $   180,000        $ 3,370,000        $   460,000
   Research and experimentation credit
     carryforwards and other .........           116,000             57,000            160,000            110,000
                                             -----------        -----------        -----------        -----------
                                               2,116,000            237,000          3,530,000            570,000
Valuation allowance ..................        (2,116,000)          (237,000)        (3,530,000)          (570,000)
                                             -----------        -----------        -----------        -----------
Net deferred tax assets ..............       $      --          $      --          $      --          $      --
                                             ===========        ===========        ===========        ===========

     Due to the uncertainty of realization, a valuation allowance has been provided to eliminate the net deferred tax assets at both December 31, 1996 and 1997. The increase in the valuation allowance was $1,655,500 and $1,747,000 during the years ended December 31, 1996 and 1997, respectively.

     As of December 31, 1997, the Company had net operating loss carryforwards of approximately $9,900,000 and $7,500,000 for federal income tax and California state franchise tax purposes, respectively. The federal carryforwards expire through 2012 (through 2002 for state carryforwards). As of December 31, 1997, the Company also had research and experimentation tax credit carryforwards of $140,000 and $100,000 for federal and state tax purposes, respectively. These carryforwards expire in the years ending 2008 through 2012.

     Pursuant to the provisions of the Tax Reform Act of 1986, utilization of these net operating loss and tax credit carryforwards will be subject to an annual limitation due to the occurrence of a greater than 50% change in the ownership of the Company during fiscal 1996 and 1997.

6. Notes Payable:

     On May 23, 1994, the Company entered into a $500,000 convertible promissory note agreement with simple interest at the rate of 7% per annum. The agreement provided the holder with the option of converting the principal amount plus the accrued interest into shares of the Company's common stock at a conversion price of $3.33 per share prior to the due date. Both principal and accrued interest thereof were due and payable two years from the agreement date. The Company paid the balance due on the note with the proceeds in October 1996 from the Bridge Financing (see below). Accrued interest relating to this note was $81,083 and was paid during the year ended December 31, 1996.

     In July and August 1996, the Company issued two term notes (the Notes) to two existing shareholders and directors for a total of $500,000. The Notes bore interest at 8% per annum and converted into 100,000 shares of the Company's common stock on the closing date of the Company's initial public offering in January 1997. At December 31, 1996 accrued interest relating to the Notes amounted to $17,041 and interest paid at December 31, 1997 amounted to $18,904.

                             HealthDesk Corporation
                          (a Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

6. Notes Payable: - (Continued)

     On October 11, 1996, the Company consummated a bridge financing (the Bridge Financing) pursuant to which it issued an aggregate of (i) $2,000,000 principal amount of promissory notes (the Bridge Notes) which bore interest at the rate of 9% per annum and were due on the consummation of the Company's initial public offering, and (ii) 400,000 shares of the Company's common stock. The Company recorded the Bridge Notes at a discount of $900,000, which discount was allocated to the 400,000 shares of common stock issued. Additionally, $130,000 for debt issuance costs was recorded in connection with the Bridge Financing. Net proceeds from the Bridge Financing amounted to $1,765,000, of which 55%, or $970,750, was allocated to short-term notes payable and 45%, or $794,250, was allocated to common stock. At December 31, 1996, accrued interest related to the Bridge Notes amounted to $39,945 and interest paid at December 31, 1997 amounted to $51,288.

     The Company recorded non-recurring amortization charges related to the Bridge Financing of $884,227 for the year ended December 31, 1996 and $145,023 for the year ended December 31, 1997. Payment of the Bridge Notes was made upon completion of the initial public offering in January 1997.

     The Company believes that the carrying amounts of the Notes and the Bridge Notes approximated fair value due to their short maturities and conversion features.

7. Commitments and Contingencies:

Leases:

     The Company entered into a noncancellable lease for its office in January 1996 which expires in early 1999. Additionally, the Company has other noncancelable operating leases for equipment expiring through February 2001. Total rent expense for 1996 and 1997 aggregated $107,384 and $112,253, respectively. Minimum future rentals under these operating leases as of December 31, 1997, are as follows:

Year ending December 31:
                                1998                        $  129,954
                                1999                            26,360
                                2000                            14,398
                                2001                             1,800
                                                            ----------
                                                            $  172,512
                                                            ----------

Agreements:

     In May 1996, the Company entered into a cross-licensing agreement with another company. Pursuant to this agreement, the two companies granted each other a non-exclusive right to market the other party's principal product in exchange for a semiannual licensing fee of $25,000.

     The Company has also entered into various agreements granting it a non-exclusive right to use products of third parties in exchange for royalties based on usage levels. The Company has incurred $95,308 in royalty expenses under these agreements as of December 31, 1997.

     The Company has entered into an agreement with a content provider pursuant to which it is committed to pay, as of December 31, 1997, non-refundable minimum royalties of approximately $540,000 ($190,000 in fiscal 1998, $225,000 in fiscal 1999 and $125,000 in fiscal 2000).

     In September 1997, the Company entered into an exclusive three year marketing agreement with a reseller. The exclusivity of the agreement is contingent upon the reseller meeting specified revenue requirements.

                             HealthDesk Corporation
                          (a Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

7. Commitments and Contingencies: - (Continued)

Legal Proceedings:

     The Company is subject to a complaint filed by a former employee with the California Department of Fair Employment and Housing. Management believes this claim is without merit and intends to defend its position in this matter vigorously. Since the financial impact of the ultimate outcome of this matter is neither probable nor estimable, no amounts have been accrued in the accompanying financial statements.

8. Employee Benefits Plans:

     On February 28, 1996, the Company adopted a 401 (k) plan for employees. All employees who meet certain service requirements are eligible to participate. Matching contributions are at the discretion of the Company. As of December 31, 1997, the Company had not elected to make any discretionary contributions.

9. Related Party Transactions:

     At December 31, 1996 and 1997, loans payable to related parties consisted of the following:

                                                                 Shareholders
                                                                 ------------
Proceeds from convertible term note.......................              500,000
Proceeds from bridge financing notes......................              198,000
                                                               ----------------
Balance of loans payable at December 31, 1996.............     $        698,000
                                                               ================

Term notes converted to Common Stock......................             (500,000)
Repayment of bridge financing notes.......................             (198,000)
                                                               -----------------
Balance of loans payable at December 31, 1997.............     $           ----
                                                               ================

     During the period from June 7, 1995 through September 28, 1995, the Company issued two convertible promissory notes to two existing shareholders for $800,000. The notes bore interest at 6% per annum. On September 29, 1995, the principal of the notes was converted at a rate of $1.04 per share into 768,000 shares of Common Stock of the Company.

     On August 15, 1995, the Company granted an option to acquire 96,000 shares of common stock at $1.04 per share to a board member and existing shareholder of the Company. The option was exercised on December 29, 1995 and proceeds of $100,000 were received by the Company on January 8, 1996.

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

                             HealthDesk Corporation
                          (a Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

10. Preferred Stock:

     The Company is authorized to issue 3,000,000 shares of preferred stock. Of the authorized preferred stock, 1,200,000 shares are designated as Series A. As of December 31, 1996, the Company had issued 1,059,600 shares of Series A preferred stock for net proceeds of $2,183,036. On January 16, 1997, all outstanding shares of convertible Series A preferred stock were automatically converted into 1,059,600 shares of Common Stock upon the closing of the Company's initial public offering in January 1997. As of December 31, 1997, there was no shares of preferred stock issued or outstanding.

11. Common Stock:

     On January 16, 1997, the Company completed its initial public offering
(IPO) of 1,700,000 shares of common stock at a price of $5.00 per share and redeemable warrants (Warrants) to purchase 2,125,000 shares of common stock. Each Warrant entitles the registered holder thereof to purchase one share of common stock at a price $5.00, subject to adjustment in certain circumstances, at any time through and including January 16, 2002. The Warrants are redeemable by the Company, upon the consent of the underwriter, at any time, upon notice of not less than 30 days, at a price of $.10 per Warrant, provided that the closing bid quotation of the Common Stock on all 30 of the trading days ending on the third day prior to the day on which the Company gives notice has been at least 150% (currently $7.50, subject to adjustment) of the then effective exercise price of the Warrants.

     The IPO yielded gross proceeds of $8,695,500 and net proceeds of $7,018,788 after deducting the underwriter's discount, fees and other financing costs aggregating $1,676,712. In addition, the Company sold to the underwriter, for an aggregate of $187, warrants (Underwriter's Warrants) to purchase up to 170,000 shares of Common Stock at an exercise price of $6.00 per share and provided for the right to purchase up to 170,000 additional warrants at a purchase price of $.12 per warrant (each exercisable to purchase one share of Common Stock at a price of $8.25 per share). The Underwriter's Warrants are exercisable over a five-year period beginning January 16, 1997.

12. Stock Options:

     In June 1994, the Company adopted the 1994 Stock Option Plan (the Plan) under which eligible employees, directors, and consultants can receive options to purchase shares of the Company's common stock at a price generally not less than 100% and 85% of the fair value of the common stock on the date of the grant for incentive stock options and nonstatutory stock options, respectively. However, the Company never granted options at below fair value as determined by the Board of Directors. The Plan, as amended, allows for the issuance of a maximum of 950,000 shares of the Company's common stock. This number of shares of common stock has been reserved for issuance under the Plan. The options granted under the Plan are exercisable over a maximum term of ten years from the date of grant and are immediately exercisable. Shares purchased under the Plan are subject to a right of repurchase by the Company at the original exercise price. This repurchase right lapses with respect to 25% of the shares upon completion of one year of service and the balance in equal successive monthly installments upon completion of each of the next 36 months of service. With respect to certain of the options issued, the repurchase right is eliminated in the event there is a change in control of the Company.

                             HealthDesk Corporation
                          (a Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

12. Stock Options: - (Continued)

     A summary of the activity under the Plan is set forth below:

                                                              Outstanding Options
                                    --------------------------------------------------------------------
                                    Number of              Price Per      Aggregate        Weighted Avg.
                                      Share                  Share          Price          Exercise Price
                                    --------------       ----------   ---------------      --------------
Balance, January 1, 1994                      ----         ----                  ----              ----
Options granted                            352,800         $1.04       $      366,912             $1.04
                                    --------------                     --------------
Balance, December 31, 1994                 352,800         1.04               366,912              1.04
Options granted                            771,300      1.04 - 2.08         1,126,713              1.46
Options exercised                         (102,000)        1.04              (106,080)             1.04
Options forfeited                         (475,900)     1.04 - 1.67          (620,432)             1.30
                                    ---------------                    ---------------
Balance, December 31, 1995                 546,200      1.04 - 2.08           767,113              1.40
Options granted                            485,000      2.08 - 5.00         2,081,908              4.29
Options exercised                             (120)        1.04                  (125)             1.04
Options forfeited                         (284,022)     2.08 - 5.00          (574,324)             2.02
                                    ---------------                    ---------------
Balance, December 31, 1996                 747,058      1.04 - 5.00         2,274,572              3.04
Options granted                            362,150      3.13 - 3.75         1,170,645              3.23
Options exercised                           (3,125)     1.04 - 2.08            (4,819)             1.54
Options forfeited/canceled                (398,431)     1.04 - 5.00        (1,540,523)             3.87
                                    ---------------                    ---------------
Balance, December 31, 1997                 707,652     $1.04 - $5.00   $    1,899,875             $2.64
                                    ==============                     ==============

     At December 31, 1997, 425,553 of the exercisable options are subject to the Company's repurchase provision.

     The following table summarizes information with respect to stock options outstanding at December 31, 1997:

                                                     Options Outstanding                           Options Exercisable
                                                     -------------------                           -------------------
                                               Weighted Avg.                             Number
                      Number Outstanding        Remaining                              Exercisable
 Range of Exercise     December 31,          Contractual Life       Weighted Avg.       December 31,          Weighted Avg.
       Price               1997                   (Years)               Price              1997                   Price
       -----               ----                   -------               -----              ----                   -----
   1.04 to 2.08              206,934                7.31                 1.08               137,328                1.08
   2.08 to 3.13              163,966                8.51                 2.75                61,719                2.62
   3.25 to 5.00              336,752                9.03                 3.53                83,052                3.60
                      --------------                                                 --------------
   1.04 to 5.00              707,652                8.41                 2.64               282,099                2.16
                      ==============                                                 ==============


     The following information concerning the Company's stock option plan is provided in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted under SFAS No. 123, the Company applies the "Disclosure-only" provisions of SFAS No. 123 and continues to account for such plan in accordance with Accounting Principles Board Opinion (APB) No. 25 and related interpretations.

     The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1997:

                                           1996                       1997
                                           ----                       ----
Risk-Free Interest Rates                   5.7%                       5.7%
Expected Life                             4 years                   4 years
Volatility                                  .57                       .50
Dividend Yield                             ----                       ----

     The weighted average expected life was calculated based on the estimated exercise behavior of the Company's employees.

                             HealthDesk Corporation
                          (a Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

12. Stock Options:  -  (Continued)

     The weighted average fair value of those options granted in 1996 and 1997 was $1.90 and $1.47, respectively.

     The following pro-forma information presents net loss and per share information as if stock options were accounted for pursuant to SFAS No. 123:

                                                    1996            1997
                                                    ----            ----
Net loss - pro-forma...................            $4,451,416      $4,100,259
Basic loss per share - pro-forma.......               $1.14           $0.79

13. Subsequent Events:

     The Company received a total financing commitment of $1,000,000 from two existing shareholders on February 20, 1998. This financing will be available to the Company on an as needed basis for at least twelve months from the date of this commitment. These commitments were partially utilized on February 25, 1998 for a total of $200,000 in the private placement, noted below.

     On February 25, 1998, the Company completed an $800,000 private placement. The placement consisted of the sale of 400,000 shares of Common Stock, at a price of $2.00 per share to two of the Company's existing shareholders. See below the pro-forma unaudited balance sheet impact of this placement, as if the private placement were consummated at December 31, 1997.

                                                                            Summary Balance Sheet
                                                                                 (unaudited)
                                                               As of                                   Pro-Forma
                                                           December 31,           Financing          December 31,
                                                               1997                Impact                1997
                                                               ----                ------                ----
    Total assets.....................................   $     1,972,565      $      800,000       $     2,772,565
                                                        ===============      ==============       ===============
    Liabilities......................................           485,062                ----               485,062
                                                        ---------------      --------------       ---------------
    Shareholders' equity.............................         1,487,503             800,000             2,287,503
                                                        ---------------      --------------       ---------------
    Total liabilities and shareholders' equity.......   $     1,972,565      $      800,000       $     2,772,565
                                                        ===============      ==============       ===============