Form 10QSB
period 1998-03-31
HEALTHDESK CORP
filed 1998-05-15
CIK 1023767

--------------------------------------------------------------------------------




                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



            X Quarterly Report Pursuant to Section 13 or 15(d) of the
           ---            Securities Exchange Act of 1934
                  For the Quarterly Period Ended March 31, 1998

            Transition Report Pursuant to Section 13 or 15(d) of the
         ---             Securities Exchange Act of 1994
                         Commission File Number. 0-21819

                             HealthDesk Corporation
                 (Exact name of Company as specified in charter)



                      California                                                   94-3165144
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)


  2560 Ninth Street, Suite 220, Berkeley, California                                  94710
       (Address of principal executive offices)                                    (Zip Code)

                                 (510) 883-2160
                (Company's telephone number, including area code)



     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---  ---

     As of May 13, 1998, there were 5,792,845 shares of the Company's Common Stock outstanding, 250 shares of the Company's Preferred Stock and 2,125,000 Redeemable Warrants outstanding.

     Transitional Small Business Disclosure Format       Yes   No X
                                                                 ---

--------------------------------------------------------------------------------

                                      INDEX


                  Part I                                              Page

Item 1   Financial Statements ........................................   3

Item 2   Management's Discussion and Analysis or Plan Operation.......   3


                  Part II

Item 2   Changes in Securities........................................   6

Item 6   Exhibits and Reports on Form 8-K.............................   6

                                     Part I

Item 1.    Financial Statements.

     The following Financial Statements are filed with this report as pages F-1 through F-6 following the signature page:
     Index to Interim Financial Statements
     Condensed Balance Sheets
     Condensed Statements of Operations
     Condensed Statements of Cash Flows
     Notes to Condensed Financial Statements

Item 2.    Management's Discussion and Analysis or Plan Operation.

     The Company's operating performance each quarter is subject to various risks and uncertainties as discussed in the Company's Form 10-KSB for the year ended December 31, 1997. The following discussion should be read in conjunction with the section entitled "Factors Affecting the Company's Business, Operating Results and Financial Condition" in the Form 10-KSB.

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

     The Company has not yet generated any meaningful revenues, and will not generate any meaningful revenues until after the Company successfully completes market testing and subsequent commercialization of CareTeam Connect and HealthDesk OnLine for Diabetes and the commercialization of HealthDesk OnLine and then attract and retain a significant number of subscribers. For the period August 28, 1992 (inception) to March 31, 1998, the Company incurred a cumulative net loss of approximately $10,910,000. Since March 31, 1998, the Company has continued to incur increasing and significant losses and anticipates that it will continue to incur significant losses until, at the earliest, the Company generates sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and commercializing its proposed products.

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

     In June 1997, Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No 131 "Disclosures About Segments of An Enterprise and Related Information" were issued and are effective for the year ending December 31, 1998. The Company believes the adoption of these pronouncements will not have a material effect on its financial statements.

     In October 1997, the Accounting Standards Executive Committee issued Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition, which delineates the accounting for software product and maintenance revenue. SOP 97-2 supersedes the Accounting Standards Executive Committee Statement of Position 91-1, Software Revenue Recognition, and is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company anticipates that SOP 97-2 will not have a material impact on its financial statements.

     Results of Operations

     Revenue decreased from $200,485 for the three months ended March 31, 1997 to $12,910 for the three months ended March 31, 1998. This decrease was primarily attributable to a decrease in development fee revenue associated with the development of HealthDesk OnLine for diabetes. During 1997, the Company had focused its efforts on the initial development of HealthDesk OnLine and reduced its marketing and sales efforts relating to its original Desktop HealthDesk product.

     Product development costs decreased by 47.9% from $697,217 for the three months ended March 31, 1997 to $363,212 for the three months ended March 31, 1998. The decrease in expenditures was principally related to the hiring of full-time programming staff versus the usage of higher cost contractors. During the first quarter 1997, the Company had ten (10) contractors in product development as compared to no contractors during the same period in 1998. To date, all product development costs have been expensed as incurred. The Company believes that significant investments in product development will be incurred to enhance the functionality of HealthDesk OnLine and increase the product line with new disease and life-stage modules. In the month of March 1998, the Company re-negotiated an existing content license agreement and recognized a reduced royalty cost of approximately $95,000 in the first quarter of 1998.

     Sales and marketing costs decreased by 31.6% from $438,718 for the three months ended March 31, 1997 to $299,867 for the three months ended March 31, 1998. This decrease resulted primarily from the reduction of headcount from ten
(10) full-time sales and marketing employees during the first quarter of 1997 to six (6) during the same period in 1998 and a reduction in the allocations of general and administrative resources to sales and marketing activities. These reductions were offset by the increased expenses incurred in connection with leveraging the distribution channel established as a result of the Company's marketing agreement with HBO & Company.

     General and administrative costs decreased by 23.7% from $143,917 for the three months ended March 31, 1997 to $109,787 for the three months ended March 31, 1998. This decrease was primarily attributable to reversal of accrued professional fees.

     Other income (expense), net (including interest expense, interest income and amortization of discount and issuance costs) changed from a net expense of ($122,075) for the three months ended March 31, 1997 to income of $15,849 for the three months ended March 31, 1998. This change was primarily attributable to the fact that during the quarter ended March 31, 1997, the Company recorded remaining amortization of the non-recurring bridge discount and deferred debt issuance costs of $145,023.

     As a result of the foregoing, the Company incurred a net loss of $744,307 for the three months ended March 31, 1998, as compared to a net loss of $1,201,642 for the comparable period.

     Liquidity and Capital Resources

     On February 25, 1998, the Company completed an $800,000 private placement. The placement consisted of the sale of 400,000 shares of Common Stock, at a price of $2.00 per share to two of the Company's existing shareholders.

     At March 31, 1998, the Company had cash and cash equivalents of $1,431,465, as compared to $1,405,430 at December 31, 1997.

     As of March 31, 1998, two existing shareholders agreed to purchase 250 shares of the Company's preferred stock for proceeds of $500,000. On May 13, 1998, the Company received the $500,000 proceeds. These shares are convertible, at any time, at the option of the holders into a number of shares of the Company's Common Stock equal to the proceeds of $500,000 divided by the lesser of 50% of the average closing prices for the preceding three days or $1.00, whichever is less. These shares are subject to mandatory conversion after five years from the date of their issuance.

     On April 13, 1998, the Company announced that it was repricing its outstanding publicly traded warrants to reduce the exercise price from $5.00 per share to $2.50 per share. In connection with such reduction, the Company was also seeking to reduce the call price for the warrants from $7.50 to $3.75. The Company intends to seek warrant holder approval of these changes over the next month.

     In the first quarter of 1997, $1,104,147 of cash was used in operating activities, principally as a result of the $1,201,642 loss in the first quarter of 1997 as offset by $145,023 in amortization of non cash discount, and $650,602 decrease in accounts payable and accrued liabilities. In the first quarter of 1998, $756,254 of cash was used in operating activities, principally as a result of the $744,307 loss in the first quarter of 1998. Working capital at March 31, 1998 was $1,605,914, as compared to $999,092 at December 31, 1997.

     The Company expects to incur significant expenses in connection with its operations, including expenses associated with marketing and sales personnel and the research and development of product lines. The Company believes that it has working capital which together with a $300,000 funding commitment from existing shareholders is sufficient to meet its projected cash requirements through the end of 1998. Of the $1 million funding commitment dated February 20, 1998, $200,000 and $500,000 were received in February and May 1998, respectively. The Company is actively seeking additional equity financing. There can be no assurance, that the Company will be able to obtain public or private third-party sources of financing or, if obtained, that favorable terms for such financing would be obtained. In addition, given the trading history of the Company's Common Stock and Warrants since the initial public offering, there can be no assurance that the Company will be able to raise additional cash through public or private offerings of its common stock. There also can be no assurance that the Company's funding requirements will not increase significantly as a result of unforeseen circumstances or that the Company's cash used for operating activities will not increase.

     The Company's capital requirements relating to the development and commercialization of HealthDesk OnLine have been and will continue to be significant. Other than as described in this 10-QSB, the Company has no material commitments for capital expenditures. For the period August 28, 1992 (inception) to March 31, 1998, the Company had capital expenditures of $1,108,865 relating primarily to purchases of servers, PCs and telecommunications equipment.

                                     Part II

Item 2            Changes in Securities

(c) Recent Sales of Unregistered Securities

     On February 19, 24 and 25, 1998 the Company sold an aggregate of 400,000 shares of Common Stock at a purchase price of $2.00 to two existing shareholders of the Company. On May 13, 1998, the Company received the proceeds of a $500,000 private placement of convertible preferred stock with two existing shareholders of the Company. The preferred stock conversion price is based on the market price of the common stock at the lesser of $1.00 or 50% of the three-day average closing price prior to conversion. The foregoing transactions were not registered under the Securities Act of 1933, as amended (the "1933 Act") in reliance upon the exemptions provided by Section 4 (2) of the 1933 Act and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.

Item 6.           Exhibits and Reports on Form 8-K.

a) Exhibits:
    11.1          Statement Regarding computation of loss per share
    27            Financial Data Schedule

b) Reports on Form 8-K

     On February 19, 1998, the Company filed a current report on Form 8-K relating to the completion of sale of 400,000 shares of Common Stock to two existing shareholders for an aggregate gross proceeds of $800,000 recorded on a pro-forma basis, on the January 31, 1998 Balance Sheets.

                                    SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

HealthDesk Corporation

By:  /s/ Timothy S. Yamauchi                                  Date: May 15, 1998
     -----------------------
     Timothy S. Yamauchi
     Chief Financial Officer
       (principal financial and accounting officer)

                                  Exhibit Index

                  Description
                  -----------

    11.1          Statement Regarding computation of loss per share

    27            Financial Data Schedule

                             HealthDesk Corporation
                          (a Development Stage Company)

                                    CONTENTS

                                                                                                          Page
                                                                                                          ----
Condensed Balance Sheets as of December  31, 1997 and March 31, 1998 (unaudited)........................   F-2

Condensed Statements of Operations for the three months ended March 31, 1997 and 1998, and
   period from inception to March 31, 1998 (unaudited)..................................................   F-3

Condensed Statements of Cash Flows for the three months ended March 31, 1997 and 1998 and
   period from inception to March 31, 1998 (unaudited)..................................................   F-4

Notes to Condensed Financial Statements.................................................................   F-5

                                      F-1

                             HealthDesk Corporation
                          (a Development Stage Company)

                            CONDENSED BALANCE SHEETS
                                   (unaudited)



                                                                       December 31,                March 31,
                              ASSETS                                       1997                      1998
                                                                           ----                      ----
                                                                                                  (Unaudited)
    Current assets:
      Cash and cash equivalents..............................    $        1,405,430        $        1,431,465
      Stock Subscriptions Receivable (See Note 6)............                  ----                   500,000
      Prepaid expenses and other.............................                78,724                   119,383
      Deferred offering  and debt issuance costs.............                  ----                    10,618
                                                                 ------------------        ------------------
         Total current assets................................             1,484,154                 2,061,466
                                                                 ------------------        ------------------
    Property and equipment, net..............................               472,561                   417,948
    Other assets.............................................                15,850                    19,334
                                                                 ------------------        ------------------
         Total assets........................................    $        1,972,565        $        2,498,748
                                                                 ==================        ==================



LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
         Accounts payable....................................    $          133,992        $          153,330
         Accrued liabilities.................................               351,070                   302,222
                                                                 ------------------        ------------------
           Total liabilities.................................               485,062                   455,552
                                                                 ------------------        ------------------

    Shareholders' equity:
         Convertible Preferred Stock (See Note 6)............                  ----                   500,000
         Common stock........................................            11,457,505                12,257,505
         Common Stock Warrants...............................               195,687                   195,687
         Deficit accumulated during the development stage....           (10,165,689)              (10,909,996)
                                                                 -------------------       -------------------
          Total shareholders' equity.........................             1,487,503                 2,043,196
                                                                 ------------------        ------------------
             Total liabilities and shareholders' equity......    $        1,972,565        $        2,498,748
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

                             HealthDesk Corporation
                          (a Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                             August 28, 1992
                                                                                             (Inception) to
                                                          Three Months Ended March 31,          March 31,
                                                            1997               1998               1998
                                                            ----               ----               ----
Revenue:
   Software development and licensing............     $    200,485       $     12,910       $    1,136,255
   Other.........................................               --                 --               12,714
                                                      ------------       ------------       --------------
     Total revenue...............................          200,485             12,910            1,148,969
                                                      ------------       ------------       --------------

Costs and expenses:
   Product development...........................          697,217            363,212            5,321,347
   Sales and marketing...........................          438,718            299,867            3,648,468
   General and administrative....................          143,917            109,787            2,101,349
                                                      ------------       ------------       --------------
      Total costs and expenses...................        1,279,852            772,866           11,071,164
                                                      ------------       ------------       --------------
      Loss from operations.......................       (1,079,367)          (759,956)          (9,922,195)

   Interest expense............................            (14,900)               --              (127,232)
   Interest income.............................             37,848             15,849              188,003
   Amortization of discount and issuance costs
     associated with bridge financing..........           (145,023)                --           (1,029,250)
   Other expenses..............................                 --                 --              (14,322)
                                                      ------------       ------------       ---------------
      Loss before income taxes...................       (1,201,442)          (744,107)         (10,904,996)

Provision for income taxes.......................             (200)              (200)              (5,000)
                                                      -------------      -------------      ---------------
      Net loss...................................     $ (1,201,642)      $   (744,307)      $  (10,909,996)
                                                      =============      =============      ===============

Basic net loss per share.........................     $      (0.26)      $      (0.13)
                                                      =============      =============
Diluted net loss per share.......................     $      (0.26)      $      (0.13)
                                                      =============      =============

Weighted average number of shares of  common stock,
   basic and diluted.............................        4,659,663          5,564,512
                                                      =============      =============



   The accompanying notes are an integral part of these financial statements.

                             HealthDesk Corporation
                          (a Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                      August 28, 1992
                                                             Three Months Ended March 31,              (inception) to
                                                              1997                   1998              March 31,1998
                                                              ----                   ----              -------------
Cash flows from operating activities:
   Net loss.......................................    $       (1,201,642)    $         (744,307)    $      (10,909,996)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization................                63,357                 72,322                635,838
     Amortization of non cash discount............               145,023                   ----              1,029,250
     Other........................................                  ----                   ----                 28,800

     Changes in assets and liabilities:
       (Increase) decrease in prepaid expenses and
        deferred costs............................               539,300                (51,277)              (107,156)
       (Increase) decrease in other assets........                   417                 (3,484)               (19,334)
       Increase (decrease) in accounts payable....              (423,273)                19,338                153,330
       Increase (decrease) in accrued liabilities.              (227,329)               (48,846)               305,656
                                                      -------------------    -------------------    ------------------
        Net cash used in operating activities.....            (1,104,147)              (756,254)            (8,883,612)
                                                      -------------------    -------------------    -------------------

Cash flows from investing activities:
   Additions to property and equipment............               (74,188)               (17,711)            (1,108,865)
                                                      -------------------    -------------------    -------------------
       Net cash used in investing activities......               (74,188)               (17,711)            (1,108,865)
                                                      -------------------    -------------------    -------------------

Cash flows from financing activities:
   Payments of short-term notes payable...........            (2,000,000)                  ----             (2,000,000)
   Proceeds of short-term notes payable, net
    accrued offering costs........................                  ----                   ----                970,750
   Repayment of convertible notes payable.........                  ----                   ----               (500,000)
   Proceeds from issuance of convertible notes
    payable.......................................                  ----                   ----              1,800,000
   Proceeds from issuance of common stock and
    warrants, net of offering costs...............             7,018,788                800,000              8,858,965
   Net proceeds from issuance of preferred stock..                  ----                   ----              2,183,036
   Proceeds from shareholders' loans..............                  ----                   ----                118,164
   Repayment of loans from shareholders...........                  ----                   ----               (118,164)
   Proceeds from the exercise of stock options.....                4,816                   ----                111,191
                                                        ------------------     ------------------     ------------------
     Net cash provided by financing  activities...             5,023,604                800,000             11,423,942
                                                      ------------------     ------------------     ------------------
     Net increase (decrease) in cash and cash
      equivalents.................................             3,845,269                 26,035              1,431,465
Cash and cash equivalents at beginning of period..               198,277              1,405,430                   ----
                                                      ------------------     ------------------     ------------------
Cash and cash equivalents at end of period........    $        4,043,546     $        1,431,465     $        1,431,465
                                                      ==================     ==================     ==================

     The accompany notes are an integral part of these financial statements.

                             HealthDesk Corporation
                          (a Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

     The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of all normal recurring adjustments necessary for a fair statement of results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

     The organization and the business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's consolidated financial statements filed as part of the Company's annual report for the fiscal year ended December 31, 1997 on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

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

2. Recently Issued Accounting Pronouncements:

     In June 1997, Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No 131 "Disclosures About Segments of An Enterprise and Related Information" were issued and are effective for the year ending December 31, 1998. The Company believes the adoption of these pronouncements will not have a material effect on its financial statements.

     In October 1997, the Accounting Standards Executive Committee issued Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition, which delineates the accounting for software product and maintenance revenue. SOP 97-2 supersedes the Accounting Standards Executive Committee Statement of Position 91-1, Software Revenue Recognition, and is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company anticipates that SOP 97-2 will not have a material impact on its financial statements.

3. Concentrations of Credit Risk:

     The Company places its temporary cash investments with one financial institution. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. One customer accounted for approximately 97% of revenues in three months ended March 31, 1998.

4. Legal Proceedings:

     The Company is subject to a complaint filed by a former employee with the California Department of Fair Employment & Housing. The claim alleges wrongful termination as a result of alleged denial of reasonable accommodation for a wrist and neck injury. The Company intends to defend this matter vigorously. There can be no assurance, however, that such matters will be resolved in a manner favorable to the Company.

                             HealthDesk Corporation
                          (a Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

5. Net Loss Per Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings (loss) per share. Under the new standard, Basic earnings per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution; Diluted earnings per share reflects potential dilution from the exercise or conversion of securities into common stock. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The financial statements presented have been prepared in accordance with SFAS No. 128 and loss per share data for the prior period presented has been restated to conform with current year presentation. Options to purchase 730,738 and 699,827 shares of common stock with exercise prices ranging from $1.04 to $5.00 and $1.04 to $5.00, respectively, were outstanding as of March 31, 1997 and 1998 and were excluded from the loss per share calculation for the quarters then ended as they have the effect of decreasing loss per share.

6. Convertible Preferred Stock

     As of March 31, 1998, two existing shareholders agreed to purchase 250 shares of the Company's preferred stock for proceeds of $500,000. On May 13, 1998, the Company received the $500,000 proceeds. These shares are convertible, at any time, at the option of the holders into a number of shares of the Company's Common Stock equal to the proceeds of $500,000 divided by the lesser of 50% of the average closing prices for the preceding three days or $1.00, whichever is less. These shares are subject to mandatory conversion after five years from the date of their issuance.

7. Repricing of Warrants

     On April 13, 1998, the Company announced that it was repricing its outstanding publicly traded warrants to reduce the exercise price from $5.00 per share to $2.50 per share. In connection with such reduction, the Company was also seeking to reduce the call price for the warrants from $7.50 to $3.75. The Company intends to seek warrant holder approval of these changes over the next month.