Form 10QSB
period 1998-06-30
HEALTHDESK CORP
filed 1998-08-14
CIK 1023767

-------------------------------------------------------------------------------



                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



            X  Quarterly Report Pursuant to Section 13 or 15(d) of the
          -----         Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 1998

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

     As of August 10, 1998, there were 5,792,845 shares of the Company's Common Stock outstanding, 425 shares of the Company's Series B Preferred Stock outstanding, 1,955,000 Redeemable Warrants outstanding and 340,000 Underwriter's Warrants outstanding.


     Transitional Small Business Disclosure Format   Yes      No  X
                                                        -----   -----

-------------------------------------------------------------------------------

                                      INDEX

                  Part I                                                                                  Page

Item 1   Financial Statements ..........................................................................     3

Item 2   Management's Discussion and Analysis of Financial Condition and Results of Operations..........     3


                  Part II

Item 1   Legal Proceedings..............................................................................     7

Item 2   Changes in Securities and Use of Proceeds......................................................     7

Item 3   Defaults Upon Senior Securities................................................................     7

Item 4   Submission of Matters to a Vote of Security Holders............................................     7

Item 5   Other Information..............................................................................     8

Item 6   Exhibits and Reports on Form 8-K...............................................................     8

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company's operating performance each quarter is subject to various risks and uncertainties as discussed in the Company's Form 10-KSB for the year ended December 31, 1997. The following discussion should be read in conjunction with the section entitled "Factors Affecting the Company's Business, Operating Results and Financial Condition" in the Form 10-KSB.

     The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below includes "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by such section. Readers are cautioned not to place undue reliance on these forward-looking statements as they speak only as of the date hereof.

     Overview

     The Company was organized in August 1992 and is still in the development stage. Since inception, the Company has been engaged primarily in product development activities. The Company's initial product was introduced in early 1993 and the Company has not yet proven to be commercially viable.

     The Company has not yet generated any meaningful revenues, and will not generate any meaningful revenues until after the Company successfully completes market testing and subsequent commercialization of CareTeam Connect and HealthDesk OnLine for Diabetes and the commercialization of HealthDesk OnLine, and then attracts and retains a significant number of subscribers for such products. For the period August 28, 1992 (inception) to June 30, 1998, the Company incurred a cumulative net loss of approximately $11,767,066.

     In May 1998, as a result of ongoing difficulties in marketing its HealthDesk OnLine products, the Company announced a major restructuring of its operations. In connection therewith, in June 1998, the Company executed a letter of intent to merge (the "Merger") with MC Informatics, Inc. ("MCI"). In the event the Company enters into a definitive merger agreement, the Merger will still be subject to a number of closing conditions, including the approval of the Merger by the Company's shareholders. If the Merger closes, the Company will merge with MCI and assume its operations. MCI is a healthcare consulting firm that provides a wide range of information technology and strategic and operations management consulting services to a broad cross-section of healthcare industry participants and healthcare information system vendors. If the Merger is consummated, HealthDesk would issue approximately five million (5,000,000) shares of Common Stock to the current shareholders of MCI, representing approximately 40% of the Company's total outstanding shares following the Merger.

     In June 1998, the Company announced that as part of its restructuring process, it intends to sell substantially all of its assets relating to its HealthDesk OnLine products.


     As a result of its restructuring, the Company's Chief Executive Officer, Peter O'Donnell, and its Chief Financial Officer, Timothy Yamauchi, resigned from the Company in May 1998. In addition, the Company eliminated seven other positions. During the restructuring process, the Company has established an Operating Committee, consisting of Messrs. Dunham, Brandt and Zieg, to manage the Company's operations.

     The statements below regarding the Company's future cash requirements are forward looking statements that are subject to risks and uncertainties, which could result in, the Company's inability to meet its funding requirements for the time period indicated.

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

     In June 1998, Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of An Enterprise and Related Information" were issued and are also effective for the year ending December 31, 1998. The Company believes the adoption of these pronouncements will not have a material effect on its financial statements.

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

     Results of Operations

     Revenue, which consists primarily of software development and licensing fees, increased from $25,558 for the three months ended June 30, 1997 to $43,276 for the three months ended June 30, 1998, and decreased from $226,043 for the six months ended June 30, 1997 to $56,186 for the six months ended June 30, 1998. The six-month decrease was primarily attributable to a decrease in development fee revenue associated with the development of HealthDesk OnLine for Diabetes.

     Product development costs decreased by 33.0% from $607,714 for the three months ended June 30, 1997 to $407,015 for the three months ended June 30, 1998, and by 41.0% from $1,304,931 for the six months ended June 30, 1997 to $770,227 for the six months ended June 30, 1998. The decrease in product development costs was principally related to the hiring of full-time programming staff instead of using higher cost contractors. The decrease in product development costs was also due to the Company's re-negotiation of an existing content license agreement which resulted in reduced royalty costs of approximately $95,000 and the elimination of certain engineering and programmer positions as a result of the Company's restructuring that was announced in May 1998.

     Sales and marketing costs decreased by 40.2% from $370,691 for the three months ended June 30, 1997 to $221,624 for the three months ended June 30, 1998, and by 35.6% from $809,409 for the six months ended June 30, 1997 to $521,491 for the six months ended June 30, 1998. This decrease in sales and marketing costs resulted primarily from the reduction in headcount in connection with the Company's restructuring that was announced in May 1998.

     General and administrative costs decreased by 59.1% from $168,688 for the three months ended June 30, 1997 to $69,019 for the three months ended June 30, 1998 and by 42.8% from $312,605 for the six months ended June 30, 1997 to $178,806 for the six months ended June 30, 1998. The decrease in general and administrative costs was primarily attributable to the reversal of certain professional fees over accruals and the reduction in personnel as a result of the Company's restructuring that was announced in May 1998.

     Other income (expense), net (including interest expense, interest income and non-recurring restructuring costs) changed from income of $40,471 for the three months ended June 30, 1997 to expense of ($202,488) for the three months ended June 30, 1998. Other income (expense), net (including interest expense, interest income, amortization of discount and issuance costs and non-recurring restructuring costs) changed from expense of ($81,604) for the six months ended June 30, 1997 to expense of ($186,639) for the six months ended June 30, 1998. The increase in other expenses was primarily attributable to the fact that during the first half of 1998, the Company recorded non-recurring costs, which consisted principally of employee termination severance packages, of $220,697 associated with the Company's restructuring of its operations in May 1998.

     As a result of the foregoing, the Company incurred a net loss of $857,070 and $1,601,377 for the three months and six months ended June 30, 1998, respectively, as compared to a net loss of $1,081,264 and $2,282,906 for the comparable periods in 1997.

     Liquidity and Capital Resources

     On February 25, 1998, the Company completed an $800,000 private placement. The placement consisted of the sale of 400,000 shares of Common Stock, at a price of $2.00 per share to two of the Company's existing shareholders.

     As of June 30, 1998, the Company has a total of 425 shares of Series B Preferred Stock issued and outstanding as a result of the following private placements. On March 31, 1998, two existing shareholders agreed to purchase 250 shares of the Company's Series B Preferred Stock for proceeds of $500,000. On May 13, 1998, the Company received the $500,000 proceeds. On June 30, 1998, three existing shareholders purchased 175 shares of the Company's Series B Preferred Stock for total proceeds of $350,000, of which $300,000 was received on June 30, 1998 and $50,000 was received on July 8, 1998. The outstanding shares of Series B Preferred Stock are convertible, at any time, at the option of the holders into an aggregate of 1,700,000 shares of the Company's Common Stock. The shares of Series B Preferred Stock are subject to automatic conversion upon the closing of the contemplated Merger with MCI or five years from the date of their issuance at a conversion price of $0.50 per share.

     On April 13, 1998, the Company announced that with respect to its outstanding publicly traded warrants, it was reducing (i) the exercise price from $5.00 per share to $2.50 per share, and (ii) the call price for the warrants from $7.50 to $3.75.

     At June 30, 1998, the Company had cash and cash equivalents of $1,268,165, as compared to $1,405,430 at December 31, 1997.

     During the first half of 1998, $1,698,748 of cash was used in operating activities, principally as a result of the $1,601,377 loss incurred in the first half of 1998. The decrease in accounts payable and accrued liabilities was attributable to the lower volume as a result of the Company's May 1998 restructuring. During the first half of 1997, $2,299,346 of cash was used in operating activities, principally as a result of the $2,282,906 loss incurred in the first half of 1997. The decrease in accounts payable and accrued liabilities, offset by the non-cash discount associated with the Company's bridge financing in October 1996 and prepaid expenses and deferred costs, was attributable to the non-recurring costs associated with the Company's initial public offering in January 1997. Working capital at June 30, 1998 was $1,150,172, as compared to $2,469,731 at June 30, 1997.

     In the event the Company is unable to sell its assets relating to its HealthDesk OnLine products, the Company expects to incur significant expenses in connection with its operations, including expenses associated with marketing and sales personnel and the research and development of product lines. However, the Company believes that it has working capital sufficient to meet its projected cash requirements through the end of 1998. The Company is actively seeking additional equity financing. There can be no assurance that the Company will be able to obtain public or private third-party sources of financing or, if obtained, that favorable terms for such financing would be obtained. In addition, given the trading history of the Company's Common Stock and Warrants since the initial public offering, there can be no assurance that the Company will be able to raise additional cash through public or private offerings of its Common Stock. There also can be no assurance that the Company's funding requirements will not increase significantly as a result of unforeseen circumstances or that the Company's cash used for operating activities will not increase. In the event the Company completes the proposed Merger with MCI, the Company anticipates that its current operations will cease and it will assume the operations of MCI.

     The Company's capital requirements relating to the development and commercialization of HealthDesk OnLine have been and will continue to be significant. Other than as described in this Form 10-QSB, the Company has no material commitments for capital expenditures. For the period August 28, 1992 (inception) to June 30, 1998, the Company had capital expenditures of approximately $1,115,843 relating primarily to purchases of servers, PCs and telecommunications equipment.

     Year 2000

     The Company is working to resolve the potential impact of the Year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the Year 1900 rather than the Year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation. The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. The Company currently expects that its internal-use software application will be Year 2000 compliant by no later than January 1999. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and loss of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

     Factors that May Affect Future Operating Results

     The Company's future operating results are dependent on a number of factors, including those set forth below and in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 10, 1998.

     Transition of Company. The Company has recently announced that it intends to sell substantially all of its assets relating to its HealthDesk OnLine products, and to merge its remaining operations with MC Informatics, a healthcare consulting firm. Individually and in combination these transactions represent a fundamental change in the nature of the Company's business, assets and operations. Each of these proposed transactions is subject to a number of conditions, including the negotiation and execution of definitive agreements and the approval of such transactions by the Company's shareholders. There can be no assurance that either or both of the transactions will be consummated, or that if they are consummated, the Company will be able to successfully transition its business to become a healthcare consulting firm. The Company's failure to transition its operations upon completion of these proposed transactions could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if the Company's proposed sale of its HealthDesk OnLine assets or the merger with MC Informatics are not completed, there can be no assurance that the Company will be able to continue its current operations.

     Possible Delisting of Securities from NASDAQ System; Disclosure Relating to Low-Priced Stocks. The Common Stock and Warrants are currently quoted on NASDAQ SmallCap Market ("NASDAQ"). As of June 30, 1998, the Company did not meet the maintenance criteria for continued listing on NASDAQ because its total assets are below $2,000,000. Because of its failure to meet these maintenance criteria, the Company's securities may be delisted from NASDAQ in which case trading, if any, in the Company's securities would thereafter be conducted in the non-NASDAQ over-the-counter market. As a result of such delisting, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities. In addition, if the Common Stock were delisted from trading on NASDAQ and the trading price of the Common Stock was less than $5.00 per share, trading in the Common Stock would also be subject to certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market liquidity of the Common Stock and the ability of purchasers in the offering to sell the Common Stock in the secondary market.

                                     Part II

Item 1.           Legal Proceedings.

     None.

Item 2.           Changes in Securities and Use of Proceeds.

(c) Recent Sales of Unregistered Securities

     On February 19, 24 and 25, 1998, the Company sold an aggregate of 400,000 shares of Common Stock at a purchase price of $2.00 to two existing shareholders of the Company. On May 13, 1998, the Company received the proceeds of a $500,000 private placement of shares of Series B Preferred Stock with two existing shareholders of the Company. On June 30 and July 8, 1998, the Company received aggregate proceeds of $350,000 in connection with the private placement of additional shares of Series B Preferred Stock to three existing shareholders of the Company. The conversion price of the Series B Preferred Stock is $0.50 per share. The foregoing transactions were not registered under the Securities Act of 1933, as amended (the "1933 Act") in reliance upon the exemptions provided by
Section 4 (2) of the 1933 Act and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.

Item 3.           Defaults Upon Senior Securities.

     None.

Item 4.           Submission of Matters to a Vote of Security Holders.

     The Company's Annual Meeting of Shareholders (the "Annual Meeting") was held on June 17, 1998 at 9:00a.m., local time, at the Radisson Hotel Berkeley at 200 Marina Boulevard, Berkeley, California. The Annual Meeting was held for the purpose of (a) electing the Board of Directors, (b) ratifying and approving the Company's independent auditors for the fiscal year ending December 31, 1998 and
(c) transacting other business as may properly come before the Annual Meeting. The two matters below were voted upon and approved:

Matter No. 1 - Election of Board of Directors:

The following persons were duly elected to the Board for the ensuing year and until their successors are duly elected and qualified:

            NOMINATION                         FOR                 AGAINST
            ----------                         ---                 -------
            John Pappajohn                  4,320,797              11,900
            James A. Gordon                 4,320,797              11,900
            Dr. Joseph Rudick, Jr.          4,320,797              11,900
            Molly C. Coye MD                4,320,797              11,900
            Joseph R. Dunham II             4,320,797              11,900

Matter No. 2 - Ratification  of the  Appointment of Coopers & Lybrand L.L.P.
 as the  Independent  Auditors for the Fiscal Year Ending December 31, 1998:

    NOMINATION                         FOR          AGAINST        ABSTAINED
    ----------                         ---          -------        ---------
    Coopers & Lybrand L.L.P.        4,322,697         --            10,000

Item 5.           Other Information.

     The Company's proxy for its next Annual Meeting of Shareholders may confer discretionary authority to vote on any proposal submitted by a shareholder if written notice of such proposal is not delivered to the Company at its offices at 2560 Ninth Street, Suite 220, Berkeley, California 94710, on or before March 22, 1999. Any proposals of shareholders to be included in the Company's proxy statement for that meeting must be received by the Company at its offices not later than January 4, 1999, and must satisfy the conditions established by the Securities and Exchange Commission for shareholder proposals to be included in the Company's proxy statement for that meeting.

Item 6.           Exhibits and Reports on Form 8-K.

a)    Exhibits:
      10.12        Form of Convertible Securities Subscription Agreement
      11.1         Statement Regarding Computation of Earnings per Share
      27           Financial Data Schedule

b) No reports have been filed on Form 8-K in the quarter ended June 30, 1998.


                                    SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

HealthDesk Corporation

By:  /s/ Joseph R. Dunham II                              Date: August 14, 1998
     ---------------------------------------
     Joseph R. Dunham II
     Director and member of the Operating Committee


     /s/ Ledia L. Ouyang                                  Date: August 14, 1998
     ---------------------------------------
     Ledia L. Ouyang
     Controller

                             HealthDesk Corporation
                          (A Development Stage Company)

                                    CONTENTS


                                                                         Page
                                                                         ----
Condensed Balance Sheets as of December 31, 1997 and
    June 30, 1998 (unaudited)..........................................   F-2

Condensed Statements of Operations for the three months and the six months ended June 30, 1997 and 1998, and period from inception to
   June 30, 1998 (unaudited) ..........................................   F-3

Condensed Statements of Cash Flows for the six months ended June 30,
   1997 and 1998 and period from inception to June 30, 1998
   (unaudited).........................................................   F-4

Notes to Condensed Financial Statements................................   F-5

                             HealthDesk Corporation
                         (A Development Stage Company)

                            CONDENSED BALANCE SHEETS

                                                                   December 31,        June 30
                              ASSETS                                  1997              1998
                                                                      ----              ----
                                                                                     (unaudited)
    Current assets:
      Cash and cash equivalents ............................      $  1,405,430       $  1,268,165
      Stock subscription receivable ........................                --             50,000
      Prepaid expenses and other ...........................            78,724            207,194
                                                                  ------------       ------------
         Total current assets ..............................         1,484,154          1,525,359
                                                                  ------------       ------------
      Property and equipment, net ..........................           472,561            352,838
      Other assets .........................................            15,850             19,288
                                                                  ------------       ------------
             Total assets ..................................      $  1,972,565       $  1,897,485
                                                                  ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
      Accounts payable .....................................      $    133,992       $     76,620
      Accrued liabilities ..................................           351,070            298,567
                                                                  ------------       ------------
         Total liabilities .................................           485,062            375,187
                                                                  ------------       ------------
    Shareholders' equity:
      Convertible preferred stock, no par value; none at
         December 31, 1997 and authorized 750 shares; issued
         and outstanding 425 shares at June 30, 1998 .......                --            836,172
      Common stock, no par value; authorized 17,000,000
         shares; issued and outstanding, 5,392,845 and
         5,792,845 at December 31, 1997, and June 30, 1998,
         respectively ......................................        11,457,505         12,257,505
      Warrants .............................................           195,687            195,687
      Deficit accumulated during the development stage .....       (10,165,689)       (11,767,066)
                                                                  ------------       ------------
         Total shareholders' equity ........................         1,487,503          1,522,298
                                                                  ------------       ------------
             Total liabilities and shareholders' equity ....      $  1,972,565       $  1,897,485
                                                                  ============       ============

   The accompanying notes are an integral part of these financial statements.

                             HealthDesk Corporation
                         (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                                    August 28,
                                                                                                                       1992
                                                                                                                    (Inception)
                                                      Three Months Ended June 30,     Six Months Ended June 30,         to
                                                      ---------------------------   ----------------------------      June 30,
                                                          1997           1998            1997           1998           1998
                                                          ----           ----            ----           ----           ----
Revenue:
   Software development and licensing............     $     25,558   $     41,866   $    226,043    $     54,776   $  1,178,121
   Other.........................................               --          1,410             --           1,410         14,124
                                                      ------------   ------------   ------------    ------------   ------------
     Total revenue...............................           25,558         43,276        226,043          56,186      1,179,335
                                                      ------------   ------------   ------------    ------------   ------------

Costs and expenses:
   Product development...........................          607,714        407,015      1,304,931         770,227      5,728,362
   Sales and marketing...........................          370,691        221,624        809,409         521,491      3,870,092
   General and administrative....................          168,688         69,019        312,605         178,806      2,170,368
                                                      ------------   ------------   ------------    ------------   ------------
      Total costs and expenses...................        1,147,093        697,658      2,426,945       1,470,524     11,768,822
                                                      ------------   ------------   ------------    ------------   ------------
      Loss from operations.......................       (1,121,535)      (654,382)    (2,200,902)     (1,414,338)   (10,576,577)

Interest expense.................................               --             --        (14,900)             --       (127,232)
Interest income..................................           40,471         18,209         78,319          34,058        206,212
Amortization of discount and issuance cost
    associated with bridge financing.............               --             --       (145,023)             --     (1,029,250)
Non-recurring restructuring costs................               --       (220,697)            --        (220,697)      (220,697)
Other expenses...................................               --             --             --              --        (14,322)
                                                      ------------   ------------   ------------    ------------   ------------
     Loss before income taxes....................       (1,081,064)      (856,870)    (2,282,506)     (1,600,977)   (11,761,866)

Provision for income taxes.......................              200            200            400             400         (5,200)
                                                      ------------   ------------   ------------    ------------   ------------
      Net loss...................................     $ (1,081,264)  $   (857,070)  $ (2,282,906)   $ (1,601,377)  $(11,767,066)
                                                      ============   ============   ============    ============   ============

Basic net loss per share.........................     $      (0.20)  $      (0.15)  $      (0.45)   $      (0.28)
                                                      ============   ============   ============    ============
Diluted net loss per share.......................     $      (0.20)  $      (0.15)  $      (0.45)   $      (0.28)
                                                      ============   ============   ============    ============

Weighted average number of shares of common
   stock, basic and diluted......................        5,392,845      5,792,845      5,028,279       5,679,309
                                                      ============   ============   ============    ============











   The accompanying notes are an integral part of these financial statements.

                             HealthDesk Corporation
                         (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                Six Months Ended June 30,             August 28, 1992
                                                           -----------------------------------        (inception) to
                                                              1997                   1998              June 30,1998
                                                              ----                   ----              ------------
Cash flows from operating activities:
   Net loss ......................................         $ (2,282,906)         $ (1,601,377)         $(11,767,066)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization ...............              130,166               144,410               707,926
     Amortization of non cash discount ...........              145,023                    --             1,029,250
     Other .......................................                   --                    --                28,800
     Changes in assets and liabilities:
       (Increase) decrease in prepaid expenses and
        deferred costs ...........................              548,816              (128,470)             (184,349)
       (Increase) decrease in other assets .......                  833                (3,438)              (19,288)
       Increase (decrease) in accounts payable ...             (741,032)              (57,372)               76,620
       Increase (decrease) in accrued liabilities              (100,246)              (52,501)              302,001
                                                           ------------          ------------          ------------
        Net cash used in operating activities ....           (2,299,346)           (1,698,748)           (9,826,106)
                                                           ------------          ------------          ------------

Cash flows from investing activities:
   Additions to property and equipment ...........              (97,557)              (24,689)           (1,115,843)
                                                           ------------          ------------          ------------
       Net cash used in investing activities .....              (97,557)              (24,689)           (1,115,843)
                                                           ------------          ------------          ------------

Cash flows from financing activities:
   Payments of short-term notes payable ..........           (2,000,000)                   --            (2,000,000)
   Proceeds of short-term notes payable, net
    accrued offering costs .......................                   --                    --               970,750
   Repayment of convertible notes payable ........                   --                    --              (500,000)
   Proceeds from issuance of convertible notes
    payable ......................................                   --                    --             1,800,000
   Proceeds from issuance of common stock and
    warrants, net of offering costs ..............            7,018,788               800,000             8,858,965
   Net proceeds from issuance of preferred stock .                   --               786,172             2,969,208
   Proceeds from shareholders' loans .............                   --                    --               118,164
   Repayment of loans from shareholders ..........                   --                    --              (118,164)
   Proceeds from the exercise of stock options ...                4,816                    --               111,191
                                                           ------------          ------------          ------------
     Net cash provided by financing  activities ..            5,023,604             1,586,172            12,210,114
                                                           ------------          ------------          ------------
     Net increase (decrease) in cash and cash
      equivalents ................................            2,626,701              (137,265)            1,268,165
Cash and cash equivalents at beginning of period .              198,277             1,405,430                    --
                                                           ------------          ------------          ------------
Cash and cash equivalents at end of period .......         $  2,824,978          $  1,268,165          $  1,268,165
                                                           ============          ============          ============

     The accompany notes are an integral part of these financial statements.

                             HealthDesk Corporation
                         (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

     The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of all normal recurring adjustments necessary for a fair statement of results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

     The organization and the business of the Company, the accounting policies followed by the Company and other information are contained in the notes to the Company's consolidated financial statements filed as part of the Company's annual report for the fiscal year ended December 31, 1997 on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.


1. Organization and Basis of Presentation:

     In May 1998, as a result of ongoing difficulties in marketing its HealthDesk OnLine products, the Company announced a major restructuring of its operations. In connection therewith, in June 1998, the Company executed a letter of intent to merge (the "Merger") with MC Informatics, Inc. ("MCI"). In the event the Company entered into a definitive merger agreement, the Merger will still be subject to a number of closing conditions, including the approval of the Merger by the Company's shareholders. If the Merger closes, the Company will merge with MCI and assume its operations. MCI is a healthcare consulting firm that provides a wide range of information technology and strategic and operations management consulting services to a broad cross-section of healthcare industry participants and healthcare information system vendors.

     As a result of its restructuring, the Company's Chief Executive Officer, Peter O'Donnell, and its Chief Financial Officer, Timothy Yamauchi, resigned from the Company in May 1998. In addition, the Company eliminated seven other positions. During the restructuring process, the Company has established an Operating Committee, consisting of Messrs. Dunham, Brandt and Zieg, to manage the Company's operations.

2. Recently Issued Accounting Pronouncements:

     In June 1998, Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of An Enterprise and Related Information" were issued and are also effective for the year ending December 31, 1998. The Company believes the adoption of these pronouncements will not have a material effect on its financial statement.

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

                             HealthDesk Corporation
                         (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

3. Concentrations of Credit Risk:

     The Company places its temporary cash investments with one financial institution. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Two customers accounted for approximately 98% of revenues in the six months ended June 30, 1998.

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

5. Net Loss Per Share:

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings (loss) per share. Under the new standard, basic earnings per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution; diluted earnings per share reflects potential dilution from the exercise or conversion of securities into common stock. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The financial statements presented have been prepared in accordance with SFAS No. 128 and loss per share data for the prior period presented has been restated to conform with current year presentation. 425 shares of the Company's Series B Preferred Stock with a conversion price of $0.50 per share were outstanding as of June 30, 1998. Options to purchase 762,412 and 652,923 shares of common stock with exercise prices ranging from $1.04 to $5.00 and $1.00 to $5.00, respectively, were outstanding as of June 30, 1997 and 1998. Both the Series B Preferred Stock and options to purchase Common Stock were excluded from the loss per share calculation for the quarters then ended as they have the effect of decreasing loss per share.

6. Convertible Preferred Stock:

     As of June 30, 1998, the Company has a total of 425 shares of Series B Preferred Stock issued and outstanding as a result of the following private placements. On March 31, 1998, two existing shareholders agreed to purchase 250 shares of the Company's Series B Preferred Stock for proceeds of $500,000. On May 13, 1998, the Company received the $500,000 proceeds. On June 30, 1998, three existing shareholders purchased 175 shares of the Company's Series B Preferred Stock for total proceeds of $350,000, of which $300,000 was received on June 30, 1998 and $50,000 was received on July 8, 1998. The outstanding shares of Series B Preferred Stock are convertible, at any time, at the option of the holders into an aggregate of 1,700,000 shares of the Company's Common Stock. The shares of Series B Preferred Stock are subject to automatic conversion upon the closing of the contemplated Merger with MCI or five years from the date of their issuance at a conversion price of $0.50 per share.

7. Repricing of Warrants:

     On April 13, 1998, the Company announced that with respect to its outstanding publicly traded warrants, it was reducing (i) the exercise price from $5.00 per share to $2.50 per share, and (ii) the call price for the warrants from $7.50 to $3.75.

                             HealthDesk Corporation
                         (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

8. Stock Options:

     On May 26, 1998, the Company authorized a voluntary stock option repricing program in which options exercisable for an aggregate of 250,850 shares of Common Stock originally issued with exercise prices ranging from $3.13 to $3.75 per share, were reissued with an exercise price of $1.00 per share, the fair market value of the Company's Common Stock on May 26, 1998.

9. Subsequent Events:

     On August 14, 1998, the Company loaned to MC Informatics, Inc. $250,000 pursuant to the terms of a promissory note. The interest rate on the loan is 8.50% and is payable on demand or August 14, 1999.

                                  Exhibit Index

           Description
           -----------
10.12      Form of Convertible Securities Subscription Agreement

11.1       Statement Regarding Computation of Earnings per Share

27         Financial Data Schedule