Form 10QSB
period 1998-09-30
HEALTHDESK CORP
filed 1998-11-12
CIK 1023767

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



          __X__ Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                For the Quarterly Period Ended September 30, 1998

          ____ Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
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



     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__        No _____

     As of November 12, 1998, there were 5,792,845 shares of the Company's Common Stock outstanding, 632 shares of the Company's Series B Preferred Stock outstanding, and warrants to purchase 2,295,000 shares of Common Stock.

    Transitional Small Business Disclosure Format   Yes ____       No __X__

                                      INDEX

                  Part I                                                                                  Page
Item 1   Financial Statements ..........................................................................    3

Item 2   Management's Discussion and Analysis of Financial Condition and Results of Operations..........    3


                  Part II

Item 1   Legal Proceedings..............................................................................    8

Item 2   Changes in Securities and Use of Proceeds......................................................    8

Item 3   Defaults Upon Senior Securities................................................................    8

Item 4   Submission of Matters to a Vote of Security Holders............................................    8

Item 5   Other Information..............................................................................    8

Item 6   Exhibits and Reports on Form 8-K...............................................................    8

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

     The Company has not yet generated any meaningful revenues, and will not generate any meaningful revenues until after the Company successfully completes market testing and subsequent commercialization of CareTeam Connect and HealthDesk OnLine for Diabetes and the commercialization of HealthDesk OnLine, and then attracts and retains a significant number of subscribers for such products. For the period August 28, 1992 (inception) to September 30, 1998, the Company had incurred a cumulative net loss of approximately $12,284,401.

     In May 1998, as a result of ongoing difficulties in marketing its CareTeam Connect, HealthDesk OnLine for Diabetes and HealthDesk OnLine for Wellness products, the Company announced a major restructuring of its operations. In connection therewith, on August 18, 1998, the Company entered into a definitive agreement to merge (the "Merger") with MC Informatics, Inc. ("MCIF"). The pending Merger is still subject to a number of closing conditions, including the approval of the Merger by the Company's shareholders. If the Merger closes, the Company will merge with MCIF and assume its operations. MCIF is a healthcare consulting firm that provides a wide range of information technology and strategic and operations management consulting services to a broad cross-section of healthcare industry participants and healthcare information system vendors. If the Merger is consummated, HealthDesk would issue approximately five million five hundred thousand (5,500,000) shares of Common Stock to the current shareholders of MCIF, representing approximately 40% of the Company's total outstanding shares following the Merger.

     Also in connection with the restructuring of its operations, on September 29, 1998, the Company entered into a definitive agreement to sell substantially all of its technology assets relating to its HealthDesk OnLine products (the "Sale of Assets") to Patient Infosystems, Inc. ("PATI"). The pending Sale of Assets is still subject to a number of closing conditions, including the approval of the Sale of Assets by the Company's shareholders. If the Sale of Assets closes, the Company will receive approximately $635,000. In addition, PATI has agreed to assume and discharge liabilities and obligations but only to the extent that such liabilities or obligations accrue on or after the closing date.

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

     Results of Operations

     Revenue, which consists primarily of software development and licensing fees, decreased by 99.8% from $150,047 for the three months ended September 30, 1997 to $272 for the three months ended September 30, 1998, and decreased by 85.4% from $376,090 for the nine months ended September 30, 1997 to $56,458 for the nine months ended September 30, 1998. The decrease was primarily attributable to a decrease in development fee revenue associated with the development of HealthDesk OnLine for Diabetes.

     Product development costs decreased by 27.3% from $480,477 for the three months ended September 30, 1997 to $349,276 for the three months ended September 30, 1998, and by 37.3% from $1,785,408 for the nine months ended September 30, 1997 to $1,119,503 for the nine months ended September 30, 1998. The decrease in product development costs was principally related to the hiring of full-time programming staff instead of using higher cost contractors. The decrease in product development costs was also due to the Company's re-negotiation of an existing content license agreement which resulted in reduced royalty costs of approximately $95,000 and the elimination of certain engineering and programmer positions as a result of the Company's restructuring that was announced in May 1998.

     Sales and marketing costs decreased by 55.3% from $345,122 for the three months ended September 30, 1997 to $154,177 for the three months ended September 30, 1998, and by 41.5% from $1,154,531 for the nine months ended September 30, 1997 to $675,668 for the nine months ended September 30, 1998. This decrease in sales and marketing costs resulted primarily from the reduction in headcount in connection with the Company's restructuring that was announced in May 1998.

     General and administrative costs decreased by 70.6% from $100,078 for the three months ended September 30, 1997 to $29,459 for the three months ended September 30, 1998 and by 49.5% from $412,683 for the nine months ended September 30, 1997 to $208,265 for the nine months ended September 30, 1998. The decrease in general and administrative costs was primarily attributable to the reversal of certain professional fees over accruals and the reduction in personnel as a result of the Company's restructuring that was announced in May 1998. The non-recurring restructuring costs consisted principally of employee termination severance packages of $220,697.

     Other income (including interest income) decreased from $34,024 for the three months ended September 30, 1997 to $15,505 for the three months ended September 30, 1998. Other income (expense), net (including interest expense, interest income and amortization of discount and issuance costs) changed from expense of ($47,580) for the nine months ended September 30, 1997 to income of $49,563 for the nine months ended September 30, 1998. The change in other expenses was primarily attributable to the non-recurring costs of $145,023 associated with the Company's initial public offering in January 1997.

     As a result of the foregoing, the Company incurred a net loss of $517,335 and $2,118,712 for the three months and nine months ended September 30, 1998, respectively, as compared to a net loss of $741,806 and $3,024,712 for the comparable periods in 1997.

     Liquidity and Capital Resources

     On February 25, 1998, the Company completed an $800,000 private placement. The placement consisted of the sale of 400,000 shares of Common Stock, at a price of $2.00 per share, to two of the Company's existing shareholders.

     As of September 30, 1998, the Company had 632 shares of Series B Preferred Stock issued and outstanding as a result of the following private placements. On March 31, 1998, two existing shareholders agreed to purchase an aggregate of 250 shares of the Company's Series B Preferred Stock for $500,000. On May 13, 1998, the Company received the $500,000 proceeds. On June 30, 1998, three existing shareholders purchased an aggregate of 175 shares of the Company's Series B Preferred Stock for total proceeds of $350,000, of which the Company received $300,000 on June 30, 1998 and $50,000 on July 8, 1998. On August 14 and
September 3, 17 and 25, 1998, the Company received aggregate proceeds of $412,500 in connection with the private placement of additional shares of Series B Preferred Stock to one existing shareholder and one new investor of the Company. The outstanding shares of Series B Preferred Stock are convertible, at any time, at the option of the holders into an aggregate of 2,525,000 shares of the Company's Common Stock. The shares of Series B Preferred Stock are subject to automatic conversion upon the closing of the contemplated Merger with MCIF or five years from the date of their issuance at a conversion price of $0.50 per share.

     On April 13, 1998, the Company announced that with respect to its outstanding publicly traded warrants, it was reducing (i) the exercise price from $5.00 per share to $2.50 per share, and (ii) the call price for the warrants from $7.50 to $3.75.

     At September 30, 1998, the Company had cash and cash equivalents of $715,264, as compared to $1,405,430 at December 31, 1997.

     During the first nine months of 1998, the Company used $2,363,872 of cash in operating activities, principally as a result of the $2,118,712 loss incurred in the first nine months of 1998. The decrease in accounts payable and accrued liabilities was attributable to the lower volume of payroll and vendor activities as a result of the Company's May 1998 restructuring and the reversal of certain professional fees over accruals. During the first nine months of 1997, the Company used $2,844,536 of cash in operating activities, principally as a result of the $3,024,712 loss incurred in the first nine months of 1997. The decrease in accounts payable, accrued liabilities and prepaid expenses, offset by the non-cash discount associated with the Company's bridge financing in October 1996, was attributable to the non-recurring costs associated with the Company's initial public offering in January 1997. Working capital at September 30, 1998 was $1,024,086, as compared to $999,092 at December 31, 1997.

     In the event the Company is unable to consummate the Sale of Assets with PATI, the Company expects to incur significant expenses in connection with its operations, including expenses associated with marketing and sales personnel and the research and development of product lines. The Company believes that it has working capital sufficient to meet its projected cash requirements only for the next twelve months. The Company is actively seeking additional equity financing. There can be no assurance that the Company will be able to obtain public or private third-party sources of financing or, if obtained, that favorable terms for such financing would be obtained. In addition, given the trading history of the Company's Common Stock and Warrants since the initial public offering, there can be no assurance that the Company will be able to raise additional cash through public or private offerings of its Common Stock. There also can be no assurance that the Company's funding requirements will not increase significantly as a result of unforeseen circumstances or that the Company's cash used for operating activities will not increase. In the event the Company completes the proposed Merger with MCIF, the Company anticipates that its current operations will cease and it will assume the operations of MCIF.

     The Company's capital requirements relating to the development and commercialization of HealthDesk OnLine have been and will continue to be significant. Other than as described in this Form 10-QSB, the Company has no material commitments for capital expenditures. For the period August 28, 1992 (inception) to September 30, 1998, the Company had capital expenditures of approximately $1,116,121 relating primarily to purchases of servers, PCs and telecommunications equipment.

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

     The Company believes its current products are Year 2000 compliant; however, since all customer situations cannot be anticipated, particularly those involving third party products, the Company may see an increase in warranty and other claims as a result of the Year 2000 transition. In addition, litigation regarding Year 2000 compliance issues is expected to escalate. For these reasons, the impact of customer claims could have a material adverse impact on the Company's results of operations or financial condition.

     The Company is also in the process of contacting its critical suppliers to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant. Where practicable, the Company will attempt to mitigate its risks with respect to the failure of suppliers to be Year 2000 ready. In the event that suppliers are not Year 200 compliant, the Company will seek alternative sources of supplies. However, such failures remain a possibility and could have an adverse impact on the Company's results of operations or financial condition. Additionally, litigation may arise from situations in which the Company has minimum purchase commitment contracts with suppliers that are not Year 2000 compliant.

     Factors that May Affect Future Operating Results

     The Company's future operating results are dependent on a number of factors, including those set forth below and in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 10, 1998.

     Transition of Company. The Company has announced that it intends to consummate the Sale of Assets with PATI, and to merge its remaining operations with MCIF, a healthcare consulting firm. Individually and in combination these transactions represent a fundamental change in the nature of the Company's business, assets and operations. Each of these proposed transactions is subject to a number of conditions, including the approval of such transactions by the Company's shareholders. There can be no assurance that either or both of the transactions will be consummated, or that if they are consummated, the Company will be able to successfully transition its business to become a healthcare consulting firm. The Company's failure to transition its operations upon completion of these proposed transactions could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if the Company's proposed Sale of Assets to PATI or the merger with MCIF are not completed, there can be no assurance that the Company will be able to continue its current operations.

     Possible Delisting of Securities from NASDAQ System; Disclosure Relating to Low-Priced Stocks. The Common Stock and Warrants are currently quoted on NASDAQ SmallCap Market ("NASDAQ"). As of September 30, 1998, the Company did not meet the maintenance criteria for continued listing on NASDAQ because its total assets are below $2,000,000. On August 28, 1998, the Company received a letter from NASDAQ advising the Company that it had to submit a proposal for coming into compliance with the maintenance criteria on or before September 11, 1998. On September 10, 1998, the Company submitted its proposal, which assumed the consummation of the Merger and the Sale of Assets. Because of its failure to meet these maintenance criteria, the Company's securities may be delisted from NASDAQ in which case trading, if any, in the Company's securities would thereafter be conducted in the non-NASDAQ over-the-counter market. As a result of such delisting, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities. In addition, if the Common Stock were delisted from trading on NASDAQ and the trading price of the Common Stock was less than $5.00 per share, trading in the Common Stock would also be subject to certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market liquidity of the Common Stock and the ability of purchasers in the offering to sell the Common Stock in the secondary market.

     Working Capital Deficit; Negative Cash Flow; Need for Additional Financing. The Company's capital requirements relating to the development and commercialization of HealthDesk Online have been and, if the Sale of Assets is not approved, will continue to be significant. In February 1998, the Company received an aggregate of $800,000 in equity financing from two existing shareholders. In addition, between March and September 1998, the Company sold an aggregate of 632 shares of Series B Preferred Stock for an aggregate consideration of $1,262,500. See "Managment's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Based on currently proposed plans and assumptions relating to its operations, and assuming the consummation of the Sale of Assets and the Merger, the Company believes that its current working capital position is sufficient to address its contemplated cash requirements for operations over the next twelve
(12) months. The Company is currently seeking additional financing. However, there can be no assurance that the Company will be able to secure additional financing or that the proceeds of any financing will be sufficient to permit the Company to successfully develop and commercialize HealthDesk Online or that any assumptions relating to the Company's operations will prove to be accurate. To the extent that the proceeds of any financing are not sufficient to enable the Company to generate meaningful revenues or achieve profitable operations, the inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations. In addition, if the Sale of Assets is not consummated, the implementation of the Company's business plans will require proceeds greater than the proceeds currently available to the Company. There can be no assurance that any additional financing will be available to the Company on commercially reasonable terms, or at all. Any additional financing involving the issuance of equity securities could result in substantial dilution to the interests of the Company's shareholders.

                                     Part II

Item 1.           Legal Proceedings.

     None.

Item 2.           Changes in Securities and Use of Proceeds.

(c) Recent Sales of Unregistered Securities

     On June 30 and July 8, 1998, the Company received aggregate proceeds of $350,000 in connection with the private placement of shares of Series B Preferred Stock to three existing shareholders of the Company. On August 14 and September 3, 17 and 25, 1998, the Company received aggregate proceeds of $412,500 in connection with the private placement of additional shares of Series B Preferred Stock to one existing shareholder and one new investor of the Company. The conversion price of the Series B Preferred Stock is $0.50 per share. The Series B Preferred Stock will automatically convert into shares of Common Stock on the fifth anniversary of the issuance of such shares, if they have not been converted previously. The net proceeds to the Company from the sale of the Series B Preferred Stock will be used for general working capital purposes. The foregoing transactions were not registered under the Securities Act of 1933, as amended (the "1933 Act") in reliance upon the exemptions provided by Section 4(2) of the 1933 Act and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.

Item 3.           Defaults Upon Senior Securities.

     None.

Item 4.           Submission of Matters to a Vote of Security Holders.

     None

Item 5.           Other Information.

     The Company's proxy for its next Annual Meeting of Shareholders may confer discretionary authority to vote on any proposal submitted by a shareholder if written notice of such proposal is not delivered to the Company at its offices at 2560 Ninth Street, Suite 220, Berkeley, California 94710, on or before March 22, 1999. Any proposals of shareholders to be included in the Company's proxy statements for that meeting must be received by the Company at its offices not later than January 4, 1999, and must satisfy the conditions established by the Securities and Exchange Commission for shareholder proposals to be included in the Company's proxy statement for that meeting.

Item 6.           Exhibits and Reports on Form 8-K.

a)   Exhibits:
     10.12*      Form of Convertible Securities Subscription Agreement
     11.1        Statement Regarding Computation of Earnings per Share
     27          Financial Data Schedule

* Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended June 30, 1998, filed with the Commission on August 14, 1998.

b.) On August 18 and 26, 1998, the Company filed current reports on Form 8-K and Form 8-K/A, respectively, relating to the resignation of the Company's certifying accountant, PricewaterhouseCoopers LLP.

                                    SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

HealthDesk Corporation

By:  /s/Joseph R. Dunham II                              Date: November 12, 1998
     ---------------------------------------
     Joseph R. Dunham II
     Director and member of the Operating Committee


     /s/Terry M. Brandt                                  Date: November 12, 1998
     ---------------------------------------
     Terry M. Brandt
     Chief Technology Officer

                             HealthDesk Corporation
                          (A Development Stage Company)


                                    CONTENTS

                                                                                                          Page
Condensed Balance Sheets as of December 31, 1997 and September 30, 1998 (unaudited).....................   F-2

Condensed Statements of Operations for the three months and the nine months ended
   September 30, 1997 and 1998, and period from inception to September 30, 1998
   (unaudited) .........................................................................................   F-3

Condensed Statements of Cash Flows for the nine months ended September 30, 1997 and
   1998, and period from inception to September 30, 1998 (unaudited)....................................   F-4

Notes to Condensed Financial Statements.................................................................   F-5

                             HealthDesk Corporation
                          (A Development Stage Company)


                            CONDENSED BALANCE SHEETS

                                                                       December 31,              September 30,
                             ASSETS                                        1997                      1998
                                                                           ----                      ----
                                                                                                  (unaudited)
  Current assets:
    Cash and cash equivalents..............................      $        1,405,430        $          715,264
    Prepaid expenses and other assets......................                  78,724                    99,755
    Notes receivable.......................................                     ---                   350,000
    Other current assets...................................                     ---                    42,122
                                                                 ------------------        ------------------
       Total current assets................................               1,484,154                 1,207,141
                                                                 ------------------        ------------------
    Property and equipment, net............................                 472,561                   284,129
    Other assets...........................................                  15,850                   109,249
                                                                 ------------------        ------------------
           Total assets....................................      $        1,972,565        $        1,600,519
                                                                 ==================        ==================






LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
    Accounts payable.......................................      $          133,992        $          101,974
    Accrued liabilities....................................                 351,070                    81,081
                                                                 ------------------        ------------------
           Total liabilities...............................                 485,062                   183,055
                                                                 ------------------        ------------------
  Shareholders' equity:
    Convertible preferred stock, no par value; none at
       December 31, 1997 and authorized 750 shares; issued
       and outstanding, 632 shares at September 30, 1998...                      --                 1,248,673
    Common stock, no par value; authorized 17,000,000 shares;
       issued and outstanding, 5,392,845 and 5,792,845 at
       December 31, 1997 and September 30, 1998, respectively
                                                                         11,457,505                12,257,505
    Warrants...............................................                 195,687                   195,687
    Deficit accumulated during the development stage.......             (10,165,689)              (12,284,401)
                                                                 -------------------       -------------------
       Total shareholders' equity..........................               1,487,503                 1,417,464
                                                                 ------------------        ------------------
           Total liabilities and shareholders' equity......      $        1,972,565        $        1,600,519
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

                             HealthDesk Corporation
                          (A Development Stage Company)



                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                                      August 28,
                                                                                                                         1992
                                                                                                                      (Inception)
                                               Three Months Ended September 30,    Nine months Ended September 30,        to
                                               -------------------------------     -------------------------------   September 30,
                                                    1997              1998             1997              1998            1998
                                                    ----              ----             ----              ----            ----
Revenue:
     Software development and licensing........ $  150,047      $        262      $    376,090     $     55,038      $  1,178,383
     Other.....................................         --                10                --            1,420            14,134
                                                 ---------      ------------      ------------     ------------      ------------
       Total revenue...........................    150,047               272           376,090           56,458         1,192,517
                                                 ---------      ------------      ------------     ------------      ------------

Costs and expenses:
     Product development.......................    480,477           349,276         1,785,408        1,119,503         6,077,638
     Sales and marketing.......................    345,122           154,177         1,154,531          675,668         4,024,269
     General and administrative................    100,078            29,459           412,683          208,265         2,199,827
     Non-recurring restructuring costs.........         --                --                --          220,697           220,697
                                                 ---------      ------------      ------------     ------------      ------------
       Total costs and expenses................    925,677           532,912         3,352,622        2,224,133        12,522,431
                                                 ---------      ------------      ------------     ------------      ------------
       Loss from operations....................   (775,630)         (532,640)       (2,976,532)      (2,167,675)      (11,329,914)

Interest expense...............................         --                --           (14,900)              --          (127,232)
Interest income................................     34,024            15,505           112,343           49,563           221,717
Amortization of discount and issuance cost
    associated with bridge financing...........         --                --          (145,023)              --        (1,029,250)
Other expenses.................................         --                --                --               --           (14,322)
                                                 ---------      ------------      ------------     ------------      -------------
       Loss before income taxes................   (741,606)         (517,135)       (3,024,112)      (2,118,112)      (12,279,001)

Provision for income taxes.....................        200               200               600              600            (5,400)
                                                 ---------      ------------      ------------     ------------      -------------
       Net loss................................ $ (741,806)     $   (517,335)     $ (3,024,712)    $ (2,118,712)     $(12,284,401)
                                                ==========     =============     =============    =============     =============

Basic and diluted loss per share............... $    (0.14)      $     (0.09)      $     (0.59)     $     (0.37)
                                                ==========      ============      ============     ============

Weighted average number of shares of
   common stock, basic and diluted.............  5,392,845         5,792,845         5,151,136        5,717,570
                                                 =========      ============      ============     ============





   The accompanying notes are an integral part of these financial statements.

                             HealthDesk Corporation
                          (A Development Stage Company)



                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                       August 28, 1992
                                                             Nine months Ended September 30,            (inception) to
                                                               1997                   1998            September 30,1998
                                                               ----                   ----            -----------------
Cash flows from operating activities:
   Net loss.......................................     $       (3,024,712)    $       (2,118,712)    $      (12,284,401)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization................                198,083                213,399                776,913
     Amortization of non cash discount............                145,023                     --              1,029,250
     Other........................................                     --                     --                 28,800
     Changes in assets and liabilities:
       (Increase) decrease in prepaid expenses and
        other current assets......................                556,333                (63,153)              (209,298)
       (Increase) decrease in other assets........                  1,250                (93,399)               (18,983)
       Increase (decrease) in accounts payable....               (727,960)               (32,018)               101,974
       Increase (decrease) in accrued liabilities.                  7,447               (269,989)                84,515
                                                       ------------------     -------------------    ------------------
         Net cash used in operating activities....             (2,844,536)            (2,363,872)           (10,491,230)
                                                       -------------------    -------------------    -------------------

Cash flows from investing activities:
   Additions to property and equipment............               (115,888)               (24,967)            (1,116,121)
   Acquisition of short-term notes................                     --               (350,000)              (350,000)
                                                       ------------------     -------------------    -------------------
         Net cash used in investing activities....               (115,888)              (374,967)            (1,466,121)
                                                       -------------------    -------------------    -------------------

Cash flows from financing activities:
   Payments of short-term notes payable...........             (2,000,000)                    --             (2,000,000)
   Proceeds of short-term notes payable, net
     accrued offering costs.......................                     --                     --                970,750
   Repayment of convertible notes payable.........                     --                     --               (500,000)
   Proceeds from issuance of convertible notes
    payable.......................................                     --                     --              1,800,000
   Proceeds from issuance of common stock and
    warrants, net of offering costs...............              7,018,788                800,000              8,858,965
   Net proceeds from issuance of preferred stock..                     --              1,248,673              3,431,709
   Proceeds from shareholders' loans..............                     --                     --                118,164
   Repayment of loans from shareholders...........                     --                     --               (118,164)
   Proceeds from the exercise of stock options....                  4,816                     --                111,191
                                                       ------------------     ------------------     ------------------
         Net cash provided by financing activities              5,023,604              2,048,673             12,672,615
                                                       ------------------     ------------------     ------------------
         Net increase (decrease) in cash and cash
          equivalents.............................              2,063,180               (690,166)               715,264
Cash and cash equivalents at beginning of period..                198,277              1,405,430                     --
                                                       ------------------     ------------------     ------------------
Cash and cash equivalents at end of period........     $        2,261,457     $          715,264     $          715,264
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

                             HealthDesk Corporation
                          (A Development Stage Company)


                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

     The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of all normal recurring adjustments necessary for a fair statement of results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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


1. Organization and Basis of Presentation:

     In May 1998, as a result of ongoing difficulties in marketing its CareTeam Connect, HealthDesk OnLine for Diabetes and HealthDesk OnLine for Wellness products, the Company announced a major restructuring of its operations. In connection therewith, on August 18, 1998, the Company entered into a definitive agreement to merge with MCIF. The pending Merger is still subject to a number of closing conditions, including the approval of the Merger by the Company's shareholders. If the Merger closes, the Company will merge with MCIF and assume its operations. MCIF is a healthcare consulting firm that provides a wide range of information technology and strategic and operations management consulting services to a broad cross-section of healthcare industry participants and healthcare information system vendors. If the Merger is consummated, HealthDesk would issue approximately five million and five hundred thousand (5,500,000) shares of Common Stock to the current shareholders of MCIF, representing approximately 40% of the Company's total outstanding shares following the Merger.

     Also in connection with the restructuring of its operations, on September 29, 1998, the Company entered into a definitive agreement to sell substantially all of its technology assets relating to its HealthDesk OnLine products to PATI. The pending Sale of Assets is still subject to a number of closing conditions, including the approval of the Sale of Assets by the Company's shareholders. If the Sale of Assets closes, the Company will receive approximately $635,000. In addition, PATI has agreed to assume and discharge liabilities and obligations but only to the extent that such liabilities or obligations accrue on or after the closing date.

     As a result of its restructuring, the Company's Chief Executive Officer, Peter O'Donnell, and its Chief Financial Officer, Timothy Yamauchi, resigned from the Company in May 1998. In addition, the Company eliminated seven other positions. In connection with the restructuring, the Company recorded non-recurring charges of $220,697 which consisted principally of employee termination severance packages. During the restructuring process, the Company has established an Operating Committee, consisting of Messrs.
Dunham, Brandt and Zieg, to manage the Company's operations.

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

                             HealthDesk Corporation
                          (A Development Stage Company)



                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

2. Recently Issued Accounting Pronouncements:  --  (Continued)

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

3. Concentrations of Credit Risk:

     The Company places its temporary cash investments with one financial institution. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Two customers accounted for approximately 95% of revenues in the nine months ended September 30, 1998.

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

5. Notes receivable

     On August 14 and September 14, 1998, the Company loaned $250,000 and $100,000, respectively, to MCIF, pursuant to the terms of two promissory notes. The interest rates on both notes are 8.50% and the notes are payable on demand or if no demand is made, then they are due on August 14 and September 14, 1999, respectively.

6. Net Loss Per Share:

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings (loss) per share. Under the new standard, basic earnings per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution; diluted earnings per share reflects potential dilution from the exercise or conversion of securities into common stock. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The financial statements presented have been prepared in accordance with SFAS No. 128 and loss per share data for the prior period presented has been restated to conform with current year presentation. 632 shares of the Company's Series B Preferred Stock with a conversion price of $0.50 per share were outstanding as of September 30, 1998. Options to purchase 710,650 and 406,396 shares of Common Stock with exercise prices ranging from $1.04 to $5.00 and $1.00 to $5.00, respectively, were outstanding as of September 30, 1997 and 1998. Both the Series B Preferred Stock and options to purchase Common Stock were excluded from the loss per share calculation for the periods presented as they have the effect of decreasing loss per share.

7. Convertible Preferred Stock:

     As of September 30, 1998, the Company had a total of 632 shares of Series B Preferred Stock issued and outstanding as a result of the following private placements. On March 31, 1998, two existing shareholders agreed to purchase an aggregate of 250 shares of the Company's Series B Preferred Stock for $500,000. On May 13, 1998, the Company received the $500,000 proceeds. On June 30, 1998, three existing shareholders purchased an aggregate of 175 shares of the Company's Series B Preferred Stock for total proceeds of $350,000, of which the Company received $300,000 on June 30, 1998 and $50,000 on July 8, 1998.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

7. Convertible Preferred Stock:  --  (Continued)

On August 14 and September 3, 17 and 25, 1998, the Company received aggregate proceeds of $412,500 in connection with the private placement of additional shares of Series B Preferred Stock to two existing shareholders and one new investor of the Company. The outstanding shares of Series B Preferred Stock are convertible, at any time, at the option of the holders into an aggregate of 2,525,000 shares of the Company's Common Stock. The shares of Series B Preferred Stock are subject to automatic conversion upon the closing of the contemplated Merger with MCIF or five years from the date of their issuance at a conversion price of $0.50 per share.

8. Re-pricing of Warrants:

     On April 13, 1998, the Company announced that with respect to its outstanding publicly traded warrants, it was reducing (i) the exercise price from $5.00 per share to $2.50 per share, and (ii) the call price for the warrants from $7.50 to $3.75.

9. Stock Options:

     On May 26, 1998, the Company authorized a voluntary stock option repricing program in which options exercisable for an aggregate of 250,850 shares of Common Stock originally issued with exercise prices ranging from $3.13 to $3.75 per share, were reissued with an exercise price of $1.00 per share, the fair market value of the Company's Common Stock on May 26, 1998.

10. Subsequent Events:

     On October 28, 1998, the Company loaned $150,000 to MC Informatics, Inc. pursuant to the terms of a promissory note. The interest rate on the loan is 8.50% and is payable on demand or October 28, 1999.

                                  Exhibit Index

                  Description
                  -----------

    10.12*        Form of Convertible Securities Subscription Agreement

    11.1          Statement Regarding Computation of Earnings per Share

    27            Financial Data Schedule

    * Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended June 30, 1998, filed with the Commission on August 14, 1998.