Form 10-K
period 1998-12-31
HEALTHDESK CORP
filed 1999-04-15
CIK 1023767

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549
                                -----------------
                                   FORM 10-KSB
(Mark One)
|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended December 31, 1998
                                       or
|_| Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from __________ to ___________

                         Commission File Number 0-21819
                                -----------------

                              MC INFORMATICS, INC.
             (Exact name of registrant as specified in its charter)

                California                                  94-3165144
     (State or other jurisdiction of                     (I.R.S. Employer
      Incorporation or organization)                    Identification No.)

           18881 Von Karmen Ave., Suite 100, Irvine, California, 92612
                    (Address of principal executive offices)

                                  949-261-7100
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of Exchange on which registered
               None                                    None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, no par value
                                (Title of Class)
                                -----------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES |X| NO | |
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|
     The issuer's revenues for its most recent fiscal year was $55,038
     As of March 3, 1999, the aggregate market value of MC Informatic's voting stock held by non-affiliates was $6,353,112 (excludes 12,073,375 shares of voting stock held by directors, officers and 5% or more shareholders). As of March 3, 1999, there were 15,063,075 shares of MC Informatic's common stock outstanding and redeemable warrants to purchase 2,125,000 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to regulation 14A not later than 120 days after the end of MC Informatic's fiscal year and relating to MC Informatic's 1999 Annual Meeting of Shareholders (Item 10-12 of Part III of Form 10-KSB) are incorporated by reference into Part III of the Form 10-KSB report.

          Transitional Small Business Disclosure Format YES |X| NO |_| The exhibit index appears on page 19 of this Form 10-KSB Report.

================================================================================

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Sale of Assets and Merger with MC Informatics, Inc.

         In May 1998, the Company announced a major change in its strategic direction. The Board of Directors approved a plan to discontinue its current operations, to initiate the process of seeking an acquiror of its assets and to pursue other strategic alternatives for the Company.

         On September 24, 1998, the Company, then HealthDesk Corporation, entered into an agreement to sell substantially all of its assets, including its HealthDesk Online operations as well as substantially all of its intellectual property rights and inventories, and certain office equipment and packaged software, to Patient Infosystems, Inc. ("PATI"). A director of the Company is also a member of the Board of Directors of PATI. On August 18, 1998, HealthDesk Corporation entered into an Agreement and Plan of Reorganization with MC Acquisition Corporation, a California corporation and a wholly-owned subsidiary of HealthDesk Corporation ("Sub"), MC Informatics, Inc., a California corporation ("MCIF"), and certain shareholders of MCIF, pursuant to which, among other things, Sub merged with and into MCIF, with MCIF surviving the merger and becoming a wholly-owned subsidiary of HealthDesk Corporation. On February 26, 1999, the shareholders of the Company approved the sale of assets to PATI and the merger with MC Informatics, Inc. In connection with the closing of the asset sale and merger on March 2, 1999, the Company received approximately $697,000 and changed its name to MC Informatics, Inc. As a result of the foregoing, the discussion below relates to the current business of MC Informatics, Inc. Unless otherwise indicated, references to MCIF and the Company refer to the merged HealthDesk Corporation-MCIF entity.

MCIF's Business.

         MCIF is a professional services firm that provides a wide range of information technology ("IT"), outsourcing, consulting, strategic and operations management services to the healthcare marketplace. MCIF uses its in-depth institutional knowledge and nationally deployed group of experienced consultants to help clients plan and execute business strategies.

         MCIF serves clients across a broad cross-section of the healthcare industry. From its founding in April 1997, MCIF has provided services to over 32 healthcare clients on over 36 engagements. MCIF provides three principal types of services: (i) management services, which includes outsourcing, facility management and project management, (ii) technical services, which includes the development of applications, system maintenance and implementation and (iii) operations report cards which give CEO/CIO/CFO/CMO and other department heads a critical review of their systems in relation to marketplace norms and standards. This review covers costs, systems functions, performance, scope and user satisfaction. The report card also highlights strengths and weaknesses of systems, spending, compliance and staffing. MCIF believes that its long-term relationships, in-depth knowledge of its clients' needs and its broad range of services provide it with significant advantages over its competitors in marketing additional services and winning new engagements. MCIF's goal is to be the preferred, if not sole, provider of a broad range of IT consulting and outsourcing services for each of its clients.

Industry Background.

         General

         The United States healthcare industry is undergoing rapid, profound change. MCIF believes that the consolidation of healthcare systems and the aging of the U.S. population should result in continued dramatic change in the healthcare industry. Healthcare providers today face external and internal pressures to meet the competitive demands of the marketplace, comply with increasing government regulations and cope with the advent of managed care. These challenges, combined with increased demands on capital resources, are forcing healthcare providers to seek new ways to structure and manage their organizations and deliver services. In the past, the financial risk of healthcare delivery was absorbed principally by third-party payors, and providers did not focus on cost containment. Today, through managed care arrangements and provider capitation (under which providers are paid an annual fixed fee per individual to deliver all healthcare services required by that individual), the economic risk of healthcare delivery is shifting from payors to providers. In order to manage this risk, providers must enhance their understanding of treatment costs, variability of costs and cost control and must restructure their processes and organizations to enhance efficiency and accountability. Providers must achieve each of these objectives, while at the same time continuing to demonstrate increasing quality and consistency in healthcare delivery.

         The shifting of risk from payor to provider has also encouraged and accelerated consolidation among healthcare providers. In order to achieve economies of scale, operating efficiencies, and enhanced contracting capabilities, healthcare organizations such as hospitals, primary care and multi-specialty physician groups, laboratories, pharmacies, home health services and nursing homes are integrating horizontally and vertically to create integrated delivery networks ("IDNs"). The goal of IDNs is to deliver comprehensive healthcare in a cost-effective manner and accordingly, their success is dependent in part on effectively managing and delivering information to the caregivers. As industry consolidation and IDN formations create larger and increasingly far-reaching healthcare organizations, and as the demand for information services is increasingly required to cross multiple points of care, IDNs must place greater focus on information management and business process solutions to control costs, demonstrate quality, measure performance, predict outcomes and increase efficiency.

         Information Technology

         The increased demand for tools to collect, analyze and interpret clinical, operational and financial information rapidly, flexibly and in a technological framework that supports today's diverse healthcare environment is intensifying the reliance of the healthcare industry on IT solutions. As a result, the healthcare industry is rapidly increasing its spending for IT. Healthcare IT spending is being driven not only by the heightened need for better management information systems, but also continued price-performance improvements in hardware and software, the ability to develop increasingly user-friendly software applications and the emergence of better application development tools.

         The healthcare IT environment has grown increasingly complex, costly and burdensome as a result of the challenges of deploying new technology, maintaining older systems and meeting staffing requirements in a market with an insufficient pool of qualified IT professionals. At the same time, external economic factors have forced organizations to focus on core competencies and trim work forces. MCIF believes that healthcare participants will continue to turn to outside consultants, external management of internal information systems and full outsourcing as a means of coping with the financial and technical demands of information systems management. MCIF believes this dynamic is also occurring across other industries as organizations look to external management and outsourcing of their information systems in order to remain focused on their core businesses.

         Consulting

         The changing business environment has also produced an evolving range of strategic and operating options for healthcare entities, many of which are unfamiliar to an industry that had long operated under a non-aligned, third party payor environment. In response, healthcare participants are formulating and implementing new strategies and tactics, including redesigning business processes and workflows, acquiring better technology and adopting or remodeling customer service and marketing programs. MCIF believes that healthcare participants will continue to turn to outside consultants to assist in this process for several reasons: the pace of change is eclipsing their own internal resources and capacity to identify, evaluate and implement the full range of options; consultants enable them to develop better solutions in shorter time frames; and purchasing consulting expertise can be more cost effective. By employing outside expertise, healthcare providers can often improve their ability to compete by more rapidly deploying new processes.

         The healthcare professional services industry is highly fragmented and consists primarily of: (i) larger systems integration firms, including the consulting divisions of the national accounting firms, which offer healthcare as one of their specialty areas; (ii) healthcare information systems vendors which focus on services relating to the software solutions they offer; (iii) healthcare consulting firms, many of whom focus on selected specialty areas, such as strategic planning or vendor-specific implementation; and (iv) large general management consulting firms that do not specialize in healthcare consulting and/or offer systems implementation. Increasingly, the competitive advantage will be gained by those firms which (i) are able to marshal the necessary expertise and resources to offer comprehensive skill sets to clients;

(ii) have the strength and consistency of advice along the entire service continuum (from strategy to selection to implementation); (iii) offer the flexibility to meet the challenges of the rapidly changing healthcare and IT industries; and (iv) have the ability to recruit, educate and deploy a diverse set of personnel.

MCIF's Solution.

         MCIF uses its in-depth knowledge of healthcare delivery systems and nationally deployed group of experienced consultants to help clients plan and execute business strategies. MCIF offers its clients a continuum of solutions, ranging from strategic planning and operations management consulting, to information system planning, implementation and integration, to interim management and outsourcing. For each client and engagement, MCIF structures a project team that understands the complexities of the healthcare environment for that particular client and can concurrently address the management and technical ramifications of change and improvement. In structuring an engagement, MCIF does not impose any preordained program on its clients. Rather, utilizing the professional judgment derived from their years of experience, MCIF's consultants work in concert with each client to develop custom-tailored solutions. As each client relationship evolves, MCIF's professionals add their experiences to its knowledge and client resource databases and to collaboration with colleagues. This unified team approach helps to ensure high quality, consistent and geographically seamless client service.

         MCIF's services integrate many diverse facets and constituencies of the healthcare industry. Through its strategic consulting, MCIF brings together the healthcare and business relationships required to establish and maintain efficient and collaborative healthcare delivery networks. Through its operations management consulting, MCIF links the needs and optimizes the contributions of clinical, information and management personnel. MCIF's staff has in-depth knowledge and experience in clinical and physician-use systems. This experience dates back to 1968 and includes several systems. Through its value-added information systems implementation and integration consulting, MCIF forges a link between healthcare information systems vendors and their customers by helping each group maximize the potential of existing technology. MCIF also provides a bridge between existing and emerging technologies by supplying vendors with needed knowledge to develop innovations focused on the changing needs of the marketplace and by assisting healthcare industry participants to assess the relative merits and risks of selecting and implementing new technologies. This enables MCIF to help its clients take advantage of the opportunities presented by emerging technologies such as the internet and intranet, local and wide area communication networks, telemedicine and document imaging solutions.

         In addition, MCIF offers a flexible program of outsourcing services ranging from interim management to personnel acquisition and facilities management to total outsourcing. MCIF's outsourcing program enables healthcare providers to simplify their management agenda, improve their return on information systems investment and strengthen their technology management by ensuring client access to MCIF's skilled technical labor pool.

         To assist its clients in achieving the optimal strategic, operational and/or IT solution for their business needs, MCIF implements solutions that are unbiased toward specific organizations including hardware and software vendors. MCIF offers an objective assessment of the advantages and disadvantages of each particular strategic, operational and/or IT solution, including packaged software applications, platforms and operating systems. Through its unbiased solutions, MCIF can take a flexible approach to its clients' business problems and provide them with the best solution.

MCIF's Strategy.

         MCIF's goal is to become a leading outsourcing company that provides services to a cross section of the healthcare market. MCIF's strategy for achieving that goal includes the following key elements:

         Recruit Experienced Personnel. MCIF's objective is to continue to recruit experienced, highly skilled healthcare experts who are experienced in virtually all major healthcare software and hardware configurations in acute care, managed care, clinical and physician settings.

         Leverage Strategic Relationships. MCIF's founders, Bill W. Childs, Chairman of the Board and Chief Executive Officer and Garfield E. Thompson, Executive Vice President Sales, each have extensive, long-term healthcare contacts in the industry. Bill Childs has been in the business of designing and building healthcare information systems for professional use since 1968. On September 21, 1998, David Koeller joined MCIF as its President and Chief Operating Officer. Mr. Koeller was formerly a Vice President with HBOC, a leading provider of systems to the healthcare industry and prior to that, was the President of the Physician Division CyCare, a leading provider of ambulatory and physician systems to the healthcare industry. MCIF seeks to leverage their experience to establish strategic relationships with various healthcare market participants.

Services.

         MCIF offers its clients comprehensive services, from visioning, to strategy, to selection of appropriate solutions, to implementation, on-going management and outsourcing. MCIF offers custom-tailored solutions based on an assessment of each client's needs. MCIF offers services in the following broadly defined categories:

         Information Technology Consulting. MCIF provides high quality services in developing long term IT strategy through selection of technology and products, systems implementation, integration and management, and contract negotiation. While MCIF's consultants have a wide variety of skills, the majority have concentrated capabilities in the IT area. This expertise is derived from a combination of work for MCIF clients as well as experience gained prior to joining MCIF and includes evaluation, implementation, operational or other experience with one or more established and emerging healthcare information systems or technologies offered by over 100 information system vendors.

         Management Consulting. MCIF's management consulting services include focus areas such as strategic planning, analysis of current industry and competitive conditions, integration services, formation of physician-hospital alliances, mergers and affiliations, multi-specialty group practice formation, facility planning, practice valuations and acquisitions, IDN formation, financial advice and establishment of managed care organizations.

         Information Technology Outsourcing. MCIF enables healthcare providers to simplify their management agenda, improve their return on information systems investment and strengthen their technology management by ensuring client access to MCIF's skilled labor pool. MCIF's outsourcing program offers the client an array of services, functions and economic elements which can be tailored to the specific client program/agenda, including IT management, IT planning and budgeting, applications support, applications implementation, IT operations, network and financial management and risk sharing.

         Operations Consulting. MCIF provides business process workflows and operations improvement as methods to help clients eliminate organizational redundancy, reduce cost and implement changes in the areas of patient care, post-acute care, administrative services, clinical resource allocation, quality management, finance, physician support and nursing. MCIF can provide executive and staff education, interim management and operational assistance.

         Set forth below is a list of the healthcare consulting services and skills offered by MCIF:

                  CATEGORY                                            DESCRIPTION OF SERVICES
                  --------                                            -----------------------
INFORMATION TECHNOLOGY CONSULTING              Strategic information system planning, budgeting, development and implementation
                                               Systems and departmental audits and assessments
                                               Interim management and facilities management
                                               Legacy system maximization
                                               System implementation and integration
                                               Network and client-server planning and design

STRATEGIC AND OPERATIONS                       Strategic and tactical planning

                  CATEGORY                                            DESCRIPTION OF SERVICES
                  --------                                            -----------------------
MANAGEMENT CONSULTING                          Re-engineering and business process improvement and redesign
                                               Project management
                                               Decision Support and Executive Information Systems (DSS/EIS)

OUTSOURCING                                    IT planning, budgeting and management
                                               Operations and management staffing and resources
                                               Project management
                                               Applications implementation

FINANCIAL CONSULTING                           Revenue enhancement
                                               Business office review

CLINICAL CONSULTING                            Clinical systems implementation
                                               Clinical workflow analysis and re-engineering
                                               Information systems selection and implementation
                                               Interim management
                                               Departmental operations analysis

AMBULATORY PRACTICE                            Ambulatory care strategic planning
MANAGEMENT CONSULTING                          Operations assessment and re-engineering
                                               Systems selection and implementation
                                               Practice revenue analysis
                                               Facilities management
                                               Integration strategies

PHYSICIAN SERVICES                             Primary care network development
                                               Multi-specialty group practice formation
                                               Financial modeling, budgeting and financial performance improvement
                                               Managed care and market research

Employees.

         MCIF believes that one of its key strengths lies in its ability to attract, develop, motivate and retain a talented, creative and highly skilled work force of senior-level professionals who are specialists in one or more areas of healthcare and/or information technology. MCIF's employees are highly experienced, many of whom have established their credentials as healthcare executives and senior management of healthcare entities, business office managers, medical records administrators, nurse administrators, nurses, laboratory technicians, physician assistants, medical technologists, physicians, hospital admissions directors, and information management and information systems technical personnel. As of March 3, 1999, MCIF employed 66 employees, 53 of whom were billable. In addition, MCIF has employed 18 independent contractors.

Sales and Marketing.

         MCIF's business development efforts are based upon a highly organized, company-wide, consistent approach. All personnel are trained and reinforced in MCIF's marketing methods and philosophy, and are encouraged to identify, develop and pursue client service opportunities. MCIF's marketing efforts are directed by senior management. The strategic service group leaders focus on client development strategies, geographic market penetration and cross-selling clients. Business development is an integral part of the formal responsibilities at all levels of MCIF's management and MCIF sets business development goals on both a departmental and individual basis.

         MCIF's business development efforts focus primarily on identifying key decision makers in the healthcare industry, determining the value to be provided to each potential client and then managing the sales process to completion. At any given time, numerous MCIF professionals are active in the development of business from either a new or existing client, and the client resource database enables all MCIF personnel to access up-to-date information on MCIF's efforts with respect to a client or client prospect, identifies other MCIF contacts with that client, and highlights the particular needs expressed by the client to date.

         In addition, MCIF relies upon its reputation in the marketplace, the personal contacts and networking of MCIF's professionals, direct industry marketing programs, trade shows, and the industry presence maintained by MCIF professionals to enhance its business development efforts. MCIF's marketing efforts are enhanced by its presence within the healthcare industry by virtue of its employees' speaking engagements and publications on topics affecting healthcare. MCIF's views on a wide range of healthcare and IT topics are frequently solicited and quoted for articles in major industry journals and books. MCIF's healthcare consultants have been published extensively on current and emerging topics in healthcare information and management and have participated in external speaking engagements and presentations to industry associations and client audiences across the nation.

Competition.

         The market for MCIF's services is highly fragmented, highly competitive and is subject to rapid change. MCIF believes that it currently competes principally with systems integration firms, national consulting firms, including the consulting divisions of the national accounting firms, information system vendors, service groups of computer equipment companies, facilities management companies, general management consulting firms and regional and specialty consulting firms. Many of MCIF's competitors have significantly greater financial, technical and marketing resources than MCIF, generate greater revenues and have greater name recognition than MCIF. Moreover, those competitors that sell or license their own software may in the future attempt to limit or eliminate the use of third party consultants, such as MCIF, to implement and/or customize such software. In addition, vendors whose systems may enjoy wide market acceptance and large market share could enter into exclusive or restrictive agreements with other consulting firms which could eliminate or substantially reduce MCIF's implementation work for those systems. There are relatively low barriers to entry into MCIF's markets, and MCIF has faced and expects to continue to face additional competition from new entrants into its markets. In addition, combinations and consolidations in the consulting industry will give rise to larger competitors, whose relative strengths are impossible to predict. MCIF also competes with its clients' internal resources, particularly where these resources represent a fixed cost to the client. This internal client competition may heighten as consolidation of healthcare providers creates organizations large enough to support internal information management capabilities.

         MCIF believes that the principal competitive factors in its market include reputation, highly experienced workforce, industry expertise, full array of offerings, project management expertise, vendor neutrality, price, quality of service, responsiveness and speed of implementation and delivery. There can be no assurance that MCIF will be able to compete effectively on pricing or other requirements with current and future competitors or that competitive pressures faced by MCIF will not cause MCIF's revenue or operating margins to decline or otherwise materially adversely affect its business, financial condition and results of operations.

Intellectual Property and other Proprietary Rights

         MCIF's success is in part dependent upon its proprietary internal information and communications systems, tools, and the methods and procedures that it has developed specifically to serve its clients. MCIF has no patents; consequently, it relies on a combination of non-disclosure and other contractual arrangements and copyright, trademark and trade secret laws to protect its proprietary systems, information, and procedures. There can be no assurance that the steps taken by MCIF to protect its proprietary rights will be adequate to prevent misappropriation of such rights or that MCIF will be able to detect unauthorized use and take appropriate steps to enforce its proprietary rights. MCIF believes that its systems and procedures and other proprietary rights do not infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against MCIF in the future or that any such claims will not require MCIF to enter into materially adverse license arrangements or result in protracted and costly litigation, regardless of the merits.

ITEM 2.  DESCRIPTION OF PROPERTIES

Facilities

         On March 27, 1999, MCIF relocated its corporate offices. MCIF leases approximately 5,900 square feet of office space in Irvine, California. The lease expires in March 2002 and provides for an annual rental of $151,936 through March 2000, $158,296 through March 2001 and $164,656 through March 2002.

ITEM 3.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  Market Information. MCIF's common stock and redeemable warrants are currently traded on the Nasdaq SmallCap Market under the symbol "MCIF" and "MCIFW", respectively. As of March 3, 1999, there were 15,063,075 shares of common stock and warrants to purchase 2,125,000 shares of common stock outstanding.

         The following table sets forth the range of the high and low bid information, as provided by Nasdaq, of the common stock and warrants for the period from January 16, 1997 through December 31, 1998. Such information may reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions.

                                                   Common Stock                               Warrants
                                         --------------------------------         --------------------------------
                                           Low Bid             High Bid             Low Bid             High Bid
                                         -----------         ------------         ------------        ------------
1/17/97 to 3/31/97                          3 3/4                5 1/2                3/4                 1 7/8
4/1/97 to 6/30/97                             3                  4 1/4                5/8                 1 1/8
7/1/97 to 9/30/97                           3 1/4                4 1/4                7/8                 1 1/2
10/1/97 to 12/31/97                         3 1/4                4 3/4               13/16                1 3/8
1/1/98 to 3/31/98                           2 5/8               3 13/32              13/16                14/16
4/1/98 to 6/30/98                           1 1/32               3 1/8                1/2                 13/16
7/1/98 to 9/30/98                             3/4               1 15/16               9/16                 9/16
10/1/98 to 12/31/98                           1                  1 5/8                9/16                 9/16

         Approximate Number of Security Holders. As of March 3, 1999, there were approximately 44 holders of record of the common stock and 5 holders of record of the warrants, and approximately 700 beneficial holders of the common stock.

         Dividends. MCIF has never paid any cash dividends on the common stock, and its board of directors does not intend to declare or pay any dividends on the common stock in the foreseeable future. The board currently intends to retain all available earnings, if any, generated by MCIF's operations for the development and growth of its business.

         Sale of unregistered securities

         (1) In February 1998, MCIF issued 400,000 shares of common stock to two individuals at a price of $2.00 per share.

         (2) From March 1998 to September 1998, MCIF issued 632 shares of series B preferred stock at a price of $2,000 per share to 7 individuals and entities. These shares converted into 2,525,000 shares of MCIF common stock on March 2, 1999.

         (3) On February 26, 1999, MCIF sold 1,000,000 shares of common stock to 10 individuals at a price of $1.00 per share.

         (4) On March 2, 1999, MCIF issued 150,000 shares of common stock to one entity for $.050 per share.

         (5) On March 2, 1999, in connection with the merger of MC Informatics, Inc. and HealthDesk Corporation, MCIF issued 5,645,230 shares of common stock to 6 individuals.

         The issuances of securities described in items (1)-(5) are deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations relate to the financial condition and results of operations for HealthDesk Corporation for 1997 and 1998. As noted above, on February 26, 1999, the shareholders of HealthDesk Corporation approved the sale of HealthDesk's assets to PATI and the merger of HealthDesk with MC Informatics, Inc.

     Overview

     The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, and is subject to the safe harbor created by the section. Readers are cautioned not to place undue reliance on these forward-looking statements as they speak only as of the date hereof. Reference is also made to the matters set forth under the heading "Risk Factors" in Part II hereof.

     The statements regarding MCIF's future cash requirements are forward looking statements that are subject to risks and uncertainties which could result in MCIF's inability to meet its funding requirements for the time period indicated. Such risks and uncertainties include, but are not limited to, those described under the heading "Risk Factors" in Part II hereof.

     Recent Events

     On February 25, 1998, HealthDesk completed an $800,000 private placement. This private placement consisted of the sale of 400,000 shares of common stock, at a price of $2.00 per share, to two of the Company's existing shareholders.

     On April 13, 1998, HealthDesk announced that with respect to its outstanding publicly traded warrants, it was reducing the exercise price from $5.00 per share to $2.50 per share, and the call price for the warrants from $7.50 to $3.75.

     The Company issued 632 shares of series B preferred stock as a result of the following private placements. On March 31, 1998, two existing shareholders agreed to purchase 250 shares of the Company's series B preferred stock for proceeds of $500,000. On May 13, 1998, the Company received the $500,000 proceeds. On June 30, 1998, three existing shareholders purchased 175 shares of the Company's series B preferred stock for total proceeds of $350,000, of which

$300,000 was received on June 30, 1998, and $50,000 was received on July 8, 1998. On August 14 and September 3, 17, and 25, 1998, the Company received proceeds of $412,500 in connection with the private placement of additional shares of series B preferred stock to one existing shareholder and one new investor. The shares of series B preferred stock converted into 2,525,000 shares of MCIF common stock on March 3, 1999.

     On February 26, 1999, the shareholders of HealthDesk approved the sale of assets to PATI and the merger with MC Informatics, Inc. In connection with these transactions, HealthDesk changed its name to MC Informatics, Inc.

     On February 26, 1999, HealthDesk sold 1,000,000 shares of common stock to 10 individuals at a price of $1.00 per share.

Results of Operations

     1998 Compared to 1997

     As a result of the decision of HealthDesk's board of directors in May 1998 to discontinue its operations, all revenues, cost of sales, product development and sales and marketing expenses prior to that date, have been accounted for as loss from discontinued operations. In addition, the sale of the software, computer hardware and office furniture, which resulted in a gain, was offset against the provision for losses during the phase-out period included in the loss on disposal from discontinued operations. Because of the above, the comparisons of revenue and expenses associated with the product sales from 1997 to 1998 are not included herein.

     General and administrative costs increased by 47.7% from $258,567 for the year ended December 31, 1997 to $382,008 for the year ended December 31, 1998. This increase was primarily attributable to the elimination of the allocation of resources to marketing and development activities in 1998. In 1997, a portion of the general and administrative costs were allocated to marketing and development activities, which are included in the loss from discontinued operations.

     Other income (expense), net for the year ended December 31, 1998 includes interest income less a charge to expense of non-cash financing cost associated with convertible preferred stock. Interest income decreased by 49.7 % from $137,375 for the year ended December 31, 1997 to $69,107 for the year ended December 31, 1998. This decrease was primarily attributable to cash required to fund the current year's operating loss. In 1998, the Company sold 632 shares of Series B Preferred Stock. Of that amount, 432 shares were sold to certain shareholders and directors of the former HealthDesk Corporation and an officer of MCIF. The convertible preferred stock issued to these related parties, which is convertible at a discount to the market, has been accounted for by treating such discount to the market as additional incremental yield on the security. Accordingly, the $864,000 non-cash financing cost associated with convertible preferred stock has been charged to expense and included in Series B preferred stock. The remaining 200 shares were sold to third parties. Accordingly, the associated discount of $400,000 related to these shares, has been recorded as an imputed dividend and considered in the calculation of loss per share.

     Loss from discontinued operations decreased by 71.2% from $3,535,332 for the year ended December 31, 1997 to $1,017,556 for the year ended December 31, 1998. The decrease was primarily attributable to the reduction in staff, and related expenses in connection with the Company's restructuring that was announced in May 1998.

     In 1997, HealthDesk had $145,023 of amortization of non-recurring bridge discount and deferred debt issuance costs. Since this was fully amortized in 1997, there is no similar expense in 1998.

     In May 1998, the Company's Board of Directors approved a plan to discontinue its current operations, seek an acquirer of the Company's assets and pursue other strategic alternatives. The Company entered into an agreement with Patient Infosystems, Inc. to sell its intellectual property rights and inventories and certain office equipment and packaged software. Effective March 2, 1999, such assets were sold to and certain liabilities assumed by the acquiring company for cash of $696,993, which resulted in a gain on the sale of $627,882. The disposition has been accounted for as discontinued operations and prior year's financial statements have been restated to reflect the discontinuation of operations. The net assets and liabilities relating to the sale have been segregated from their historic classifications to separately identify them at their net realizable value. Such amounts are included in assets held for sale in the 1998 balance sheet. Included in accrued liabilities is an accrual aggregating $248,253 for accrued costs directly associated with the discontinued operations.

     As a result of the foregoing, HealthDesk incurred a net loss of $3,066,122 for the year ended December 31, 1998, as compared to a net loss of $3,817,247 for 1997.

Liquidity and Capital Resources

     At December 31, 1998, HealthDesk had cash and cash equivalents of $85,925, as compared to $1,405,430 at December 31, 1997. In 1998, $2,504,162 of cash was used in operating activities, principally as a result of the $3,066,122 net loss for 1998 and partially offset by the net effect of certain non-cash expenses aggregating $1,240,946. The cash used in operating activities combined with the cash used in investing activities as a result of the advances on notes receivable of $711,819 was partially offset by the $2,048,673 cash provided upon issuance of preferred and common stock. Working capital at December 31, 1998 was $1,334,054, as compared to working capital of $999,092 at December 31, 1997.

     MCIF's primary capital requirements will be to fund its operational growth and capital asset acquisition requirements. MCIF has historically financed its operations through the issuance of debt and equity securities.

     In February 1998, the Company completed a private placement of 400,000 shares of common stock at $2.00 per share to Mr. Pappajohn and Edgewater, a principal shareholder of the Company of whom, Mr. Gordon, a director of the company serves as general partner. See "Factors Affecting the Company's Business, Operating Results and Financial Conditions Potential Conflicts of Interest" and Note 5 to the Financial Statements.

     On February 26, 1999, the shareholders of HealthDesk approved the sale of assets to PATI and the merger with MC Informatics, Inc. In connection with these transactions, HealthDesk changed its name to MC Informatics, Inc. See "Note 2 to the Financial Statements".

     In addition, on February 26, 1999, HealthDesk completed a private placement of 1,000,000 shares of common stock at $1.00 per share.

     Other than as described in this Form 10-KSB, MCIF has no material commitments for capital expenditures. MCIF recently relocated its offices to Irvine, California. In connection with the relocation, MCIF purchased approximately $150,000 of furniture, telephone, computers and other equipment. MCIF believes that its internally generated working capital together with the $1 million private placement and the proposed $1.7 million line of credit will be sufficient to meet its projected cash requirements for the next 12 months. MCIF does not have the line of credit currently in place. MCIF cannot be certain that it will be able to secure the $1.7 million line of credit on reasonable terms or at all. If MCIF is unable to secure the $1.7 million line of credit, it may have to reduce the scope of its operations, which would materially adversely affect its business financial condition and results of operations.

Year 2000 Issues

     Some computers, software, and other equipment include computer code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "year 2000 problem."

     Assessment. The year 2000 problem affects the computers, software and other equipment that we use, operate or maintain for our operations. Accordingly, the Company has hired an individual to monitor the assessment and remediation status of our year 2000 projects and report such status to our board of directors. This individual has begun assessing the potential effect and costs of remediating the year 2000 problem for the Company's internal systems in March 1999. To date, the Company has not obtained verification or validation from any independent third parties of its processes to assess and correct any of its year 2000 problems or the costs associated with these activities.

     Internal infrastructure. The Company expects to identify most of the major computers, software applications, and related equipment used in connection with our internal operations that will need to be evaluated to determine if they must be modified, upgraded or replaced to minimize the possibility of a material disruption to our business by July, 1999. Upon completion of such evaluation, the Company expects to commence the process of modifying upgrading, and replacing major systems that have been assessed as adversely affected, and expect to complete this process before the occurrence of any material disruption of our business.

     Systems other than information technology systems. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, telephone switches, security systems, and other common devices may be affected by the year 2000 problem. The Company is currently assessing the potential effect and costs of remediating the year 2000 problem on its office equipment at its facilities in Irvine, California. The Company recently purchased a new telephone system and network server and work stations which the Company believes are year 2000 compliant. The Company estimates the total cost to it of completing any required modifications, upgrades or replacements of the Company's internal systems will not exceed $10,000, almost all of which the Company believes will be incurred during 1999. This estimate is being monitored and the Company will revise it as additional information becomes available.

     Based on the activities described above, the Company does not believe that the year 2000 problem will have a material adverse effect on its business or operating results. In addition, the Company has not deferred any material information technology projects as a result of its year 2000 problem activities.

     Suppliers. The Company is in the process of contacting third-party suppliers to resolve issues involving the year 2000 problem. However, the Company has limited or no control over the actions of these third-party suppliers. Thus, while the Company expects that it will be able to resolve any significant year 2000 problems with these third parties, there can be no assurance that these suppliers will resolve any or all year 2000 problems before the occurrence of a material disruption to the operation of its business. Any failure of these third parties to timely resolve year 2000 problems with their systems could have a material adverse effect on the Company's business, operating results and financial condition.

     Most likely consequences of year 2000 problems. The Company expects to identify and resolve all year 2000 problems that could materially adversely affect its business operations. However, the Company believes that it is not possible to determine with complete certainty that all year 2000 problems affecting it have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, no one can accurately predict how many year 2000 problem-related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, the Company believes that the following consequences are possible:

o a significant number of operational inconveniences and inefficiencies for the Company and its customers that will divert management's time and attention and financial and human resources from ordinary business activities;

o several business disputes and claims for pricing adjustments or penalties due to year 2000 problems by the Company's customers, which the Company believes will be resolved in the ordinary course of business; and

o a few serious business disputes alleging that the Company failed to comply with the terms of contracts or industry standards of performance, some of which could result in litigation or contract termination.

     Contingency plans. The Company is currently developing contingency plans to be implemented if its efforts to identify and correct year 2000 problems affecting its internal systems are not effective. The Company expects to complete its contingency plans by the end of September 1999. Depending on the systems affected, these plans could include:

o    accelerated replacement of affected equipment or software;
o    short- to medium-term use of backup equipment and software;
o    increased work hours for our personnel; and

o use of contract personnel to correct on an accelerated schedule any year 2000 problems that arise or to provide manual workarounds for information systems.

The Company's implementation of any of these contingency plans could have a material adverse effect on its business, operating results and financial condition.

         Disclaimer. The discussion of the Company's efforts and expectations relating to year 2000 compliance are forward-looking statements. The Company's ability to achieve year 2000 compliance and the level of incremental costs associated therewith, could be adversely affected by, among other things, the availability and cost of programming and testing resources, third party suppliers' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.


Risk Factors.

         Assumption of Operations. The success of the merger depends in substantial part on the ability of HealthDesk Corporation to incorporate the operations of MC Informatics, Inc. in an efficient and effective manner. The assumption of a new business requires the dedication of management resources which may temporarily distract attention from the day-to-day operations of MC Informatics, Inc. There can be no assurance that the assumption of the business operation of MC Informatics, Inc. will occur smoothly or successfully. The inability of HealthDesk Corporation to successfully assume MC Informatics Inc.'s operations could materially adversely affect the business, results of operations and financial condition of MCIF.

         Retention of MCIF Customers. There can be no assurance that the current customers of MCIF will continue to seek the services of MCIF now that the merger has been consummated. If a substantial number of customers elect not to seek the services of MCIF, MCIF's business, results of operations and financial condition may be materially adversely affected.

         Retention and Recruitment of Professional Staff. MCIF's business now involves the delivery of professional services and is labor-intensive. MCIF's success depends in large part upon its ability to attract, develop, motivate and retain highly skilled consultants. There is significant competition for employees with the skills required to perform the services offered by MCIF from other consulting firms, healthcare providers and other healthcare industry participants, health information systems vendors, clients, systems integrators and many other enterprises. There can be no assurance that MCIF will be able to attract and retain a sufficient number of highly skilled employees in the future or that it will continue to be successful in training, retaining and motivating employees. The loss of a significant number of consultants and/or MCIF's inability to hire a sufficient number of qualified consultants would adversely affect MCIF's ability to secure, service and complete client engagements and could have a material adverse effect on MCIF's business, operating results and financial condition.

         Transition Charges. The Company had incurred approximately $248,000 in expenses in the first quarter of 1999 which the Company had accrued for as of December 31, 1998. In addition, the Company incurred transaction costs associated with the merger estimated to be approximately $175,000, consisting of fees for investment banking, legal, accounting, financial printing, proxy solicitation and other related charges, and certain other expenses to be incurred by MCIF estimated to be approximately $60,000. These amounts will be treated as deferred acquisition costs. Additional unanticipated expenses may be incurred relating to the assumption of MCIF's business.

         Client Concentration. MCIF derives a significant portion of its revenues from a relatively limited number of clients. For example, during 1997 and 1998, MCIF's five largest clients accounted for approximately 76% and 58%, respectively, of MCIF's revenues. Clients will typically engage MCIF on an assignment-by-assignment basis, and a client will be able to generally terminate an assignment at any time without penalty. In addition, the level of MCIF's services required by any individual client can diminish over the life of its relationship with MCIF, and there can be no assurance that MCIF will be successful in establishing relationships with new clients as this occurs. Moreover, there can be no assurance that MCIF's clients prior to the merger with HealthDesk Corporation will continue to engage MCIF for additional projects or do so at the same revenue levels. The loss of any significant client could have a material adverse effect on MCIF's business, financial condition and results of operations.

         Project Risks; Limited Outsourcing Experience. Many of MCIF's engagements involve projects which are critical to the operations of its clients' business and which provide benefits that may be difficult to quantify. MCIF's failure to meet a client's expectations in the performance of its services could damage MCIF's reputation and adversely affect its ability to attract new business. In addition, MCIF could incur substantial costs and expend significant resources correcting errors in its work, and could possibly become liable for damages caused by such errors. For example, the healthcare industry faces potential difficulties with its information systems and business operations arising out of potential year 2000 problems. MCIF has assisted and expects to continue to assist clients in selecting and implementing software applications for the clients' use in their business. While MCIF is not aware of any existing or potential claims, the occurrence of year 2000 related systems failures in the information systems or other systems of clients of MCIF could involve MCIF in disputes and negatively impact client relationships, which in turn could have a material adverse effect on MCIF's business, financial condition and results of operations, whether or not MCIF bears any responsibility, legal or otherwise, for the occurrence of those problems.

         MCIF has had limited experience to date as an outsourcing provider, and there can be no assurance that it will be able to assess accurately the investment required and negotiate and perform in a profitable manner any of its outsourcing contracts. If MCIF is successful in implementing its outsourcing strategy, MCIF anticipates that competitors may increase their focus on this market which could adversely affect MCIF's ability to obtain new outsourcing contracts as well as the profitability of any such contracts. In addition, any failure by MCIF to perform adequately under its outsourcing agreements may adversely effect its ability to obtain future consulting engagements from these or other clients. MCIF's failure to obtain future consulting engagements could have a material adverse affect on MCIF's business, financial condition and results of operations.

         Competition. The market for MCIF's services is highly fragmented, highly competitive and subject to rapid change. MCIF believes that it will compete principally with systems integration firms, national consulting firms, including the consulting divisions of large accounting firms, information system vendors, service groups of computer equipment companies, facilities management companies, general management consulting firms and regional and specialty consulting firms. Many of these competitors have significantly greater financial, technical and marketing resources than MCIF, generate greater revenues and have greater name recognition than MCIF. Moreover, those competitors that sell or license their own software may in the future attempt to limit or eliminate the use of third party consultants, such as MCIF, to implement and/or customize such software. In addition, vendors whose systems may enjoy wide market acceptance and large market share could enter into exclusive or restrictive agreements with other consulting firms which could eliminate or substantially reduce MCIF's implementation work for those systems. There are relatively low barriers to entry into MCIF's markets, and MCIF faces and expects to face additional competition from new entrants into the healthcare consulting industry. In addition, combinations and consolidations in the consulting industry will give rise to larger competitors whose relative strengths are impossible to predict. MCIF also competes with its clients' internal resources, particularly where these resources represent a fixed cost to the client. This internal client competition may heighten as consolidation of healthcare providers creates organizations large enough to support more sophisticated internal information management capabilities. There can be no assurance that MCIF will be able to compete effectively with current and future competitors or that competitive pressures (including wage pressures as the consultant labor market tightens) faced by MCIF will not cause MCIF's revenue or operating margins to decline or otherwise materially adversely affect its business, financial condition and results of operations.

         Limited Revenues; Significant and Continuing Losses. MCIF has not achieved profitability and cannot be certain that MCIF will realize sufficient revenue to achieve profitability. As of December 31, 1998, HealthDesk Corporation had incurred a cumulative net loss of approximately $13,600,000. In connection with the merger, MCIF anticipates continuing to incur significant general and administrative expenses and, as a result, MCIF will need to generate higher revenue to achieve and sustain profitability. There can be no assurance that MCIF will be able to generate meaningful revenues or achieve profitable operations.

         Negative Cash Flow; Need for Additional Financing. MCIF's capital requirements relating to its professional services organization are expected to be significant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events." MCIF believes that its internally generated working capital together with the $1 million private placement and a proposed $1.7 million line of credit will be sufficient to meet its projected cash requirements for the next 12 months. There can be no assurance, however, that MCIF will be able to obtain public or private third-party sources of financing or, if obtained, that favorable terms for such financing would be obtained. In addition, given the trading history of the MCIF's common stock and warrants, there can be no assurance that MCIF will be able to raise additional cash through public or private offerings of its common stock. There also can be no assurance that MCIF's funding requirements will not increase significantly as a result of unforeseen circumstances or that MCIF's cash used for operating activities will not increase. Any of these developments will materially adversely affect MCIF's business financial condition and operating results.

         Possible Delisting of Securities from NASDAQ System; Disclosure Relating to Low-Priced Stocks. MCIF's common stock and warrants are currently quoted on NASDAQ SmallCap Market ("NASDAQ"). On August 28, 1998, MCIF received a letter from NASDAQ advising MCIF that it had to submit a proposal for coming into compliance with the maintenance criteria on or before September 11, 1998. After submitting a proposal and additional exchanges with NASDAQ, NASDAQ officials held a hearing with MCIF on March 18, 1999 to review the MCIF proposal to come into compliance with the NASDAQ requirements for continued inclusion on the SmallCap market. As MCIF currently does not satisfy NASDAQ's requirements, there can be no assurance that NASDAQ will allow MCIF to continue to be listed on the SmallCap Market. If MCIF does not prevail, its common stock and warrants will be delisted from the NASDAQ SmallCap market. See "Notes to the Financial Statements."

         If NASDAQ delists MCIF's securities, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, MCIF's securities. In addition, if the common stock were delisted from trading on NASDAQ and the trading price of the common stock was less than $5.00 per share, trading in the common stock would also be subject to certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the common stock, which could severely limit the market liquidity of the common stock and the ability of purchasers in the offering to sell the common stock in the secondary market.

         Control by Management. As of March 3, 1999, the officers and directors of MCIF beneficially owned, in the aggregate, approximately 80 % of the outstanding shares of common stock (assuming no exercise of outstanding warrants to purchase common stock). Accordingly, such persons, acting together, are in a position to control MCIF's affairs.

         Potential Conflicts of Interest. MCIF has entered into various transactions with certain of its directors and principal shareholders and their affiliates, which could result in potential conflicts of interest. Mr. John Pappajohn and Mr. James Gordon, a director of MCIF and a general managing partner of Edgewater, are principal shareholders of MCIF and have from time to time made loans to MCIF. In February 1998, MCIF completed a private placement of 400,000 shares of common stock for $800,000 from Mr. Pappajohn and Edgewater. In addition, between March and June 1998, MCIF sold an aggregate of 400 shares of Series B preferred stock to Mr. Pappajohn and Edgewater for an aggregate consideration of $800,000. Furthermore, Mr. Rudick, a director of MCIF, purchased between June and September 1998 an aggregate of 57 shares of series B preferred stock for $112,500. In February 1999, the Company completed a $1,000,000 private placement, whereby Mr. Pappajohn and Mr. Rudick .purchased 150,000 and 20,000 shares of common stock respectively at $1.00 per share. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events." MCIF believes that all of these transactions or arrangements were fair and reasonable to MCIF and were on terms no less favorable than could have been obtained from unaffiliated third parties. There can be no assurance, however, that future transactions or arrangements between MCIF and its affiliates will continue to be advantageous to MCIF, that conflicts of interest will not arise with respect thereto, or that if conflicts do arise, they will be resolved in a manner favorable to MCIF. Any such future transactions will be on terms no less favorable to MCIF than could be obtained from unaffiliated parties and will be approved by a majority of the independent and disinterested members of the Board of Directors, outside the presence of any interested directors and, to the extent deemed appropriate by the Board of Directors, MCIF will obtain shareholder approval or fairness opinions in connection with any such transactions.

         Outstanding Options. As of March 3, 1999, MCIF had outstanding options to purchase an aggregate of 2,168,900 shares of common stock at exercise prices ranging from $1.00 to $5.00. Exercise of any of the foregoing options will have a dilutive effect on MCIF's shareholders. Furthermore, the terms upon which MCIF may be able to obtain additional equity financing may be adversely affected, since the holders of the options can be expected to exercise them, if at all, at a time when MCIF would, in all likelihood, be able to obtain any needed capital on terms more favorable to MCIF than those provided in the options.

         No Dividends. To date, MCIF has not paid any cash dividends and does not expect to declare or pay dividends on the common stock in the foreseeable future.

         Authorized Preferred Stock. MCIF's Restated Articles of Incorporation authorizes MCIF's board of directors to issue 3,000,000 shares of "blank check" preferred stock and to fix the rights, and restrictions, including voting rights, of these shares, without further shareholder approval. The rights of the holders of MCIF's common stock will be subject to and may be adversely affected by the rights of holders of any preferred stock that may be issued in the future. The ability to issue Preferred Stock without shareholder approval could have the effect of making it more difficult for a third party to acquire a majority of the voting stock of MCIF thereby delaying, deferring or preventing a change in control of MCIF.

         Volatility of Stock and Warrants Prices. MCIF's common stock and warrants to purchase common stock have experienced substantial price fluctuations since MCIF's initial public offering. In addition, the stock market has experienced significant price and volume fluctuations that have especially affected the market prices of equity securities of many high technology companies, which often have been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of MCIF's common stock and warrants. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on MCIF's business, operating results and financial condition.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements of the Company are filed with this report on pages F-1 through F-23 following the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On August 12, 1998, PricewaterhouseCoopers LLP resigned as accountants of HealthDesk. In connection with the audit of the past two fiscal years ended December 31, 1996 and December 31, 1997, respectively, and through the date of dismissal, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused them to make reference to the matter in its report. The report of PricewaterhouseCoopers LLP on the financial statements of HealthDesk for the years ended December 31, 1996 and December 31, 1997 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, scope, or accounting principle.

         On February 18, 1999, MCIF appointed BDO Seidman, LLP as its independent accounting firm. Prior to the appointment of BDO, MCIF did not consult with BDO regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on MCIF's financial statements, or a reportable event.

                                    Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following are the names and ages of all directors and executive officers of MCIF as of March 3, 1999, as well as the positions and officers that each such person holds with MCIF:

        Name                            Age           Position
        ----                            ---           --------
        Bill Childs                     59            Chairman of the Board,
                                                      Chief Executive Officer,
                                                      Director
        David Koeller                   51            President,
                                                      Chief Operating Officer
        Jeffrey Pollard                 56            Chief Financial Officer

        John Pappajohn                  69            Director

        Joseph R. Dunham                35            Director

        James A. Gordon                 47            Director

        Dr. Joseph Rudick, Jr.          42            Director

        Dr. Molly J. Coye               51            Director


         Bill Childs joined MC Informatics, Inc. in April 1997. He has been the Chief Executive Officer of MC Informatics, Inc. and Chairman of the Board since that date. Mr. Childs was a co-founder of Technicon Data Systems in 1968. Technicon is currently a $200 million company, operating under the name Eclipsys, providing services to the healthcare industry. Mr. Childs, in 1980, also founded Healthcare Informatics magazine along with several other magazines. He sold Healthcare Informatics to McGraw-Hill in 1995. In 1995, Mr. Childs joined CyCare Systems as Senior Vice President - Product management.

         David Koeller joined MC Informatics, Inc. in September 1998 as President and Chief Operating Officer. Mr. Koeller joined CyCare Systems in 1970 as a computer programmer. Since 1970 he has held several officer positions within CyCare. Mr. Koeller's last position with CyCare was as President of their Physician Division. CyCare was acquired in 1996 by HBOC. Mr. Koeller remained with HBOC until March 1997.

         Jeffrey Pollard has been the Chief Financial Officer and Senior Vice President since August 1998. From 1980 to 1998, Mr. Pollard was owner of his own public accounting firm. The firm specialized in accounting, consulting and tax matters to the healthcare field. Mr. Pollard received a B.S. degree in accounting from California State University at Northridge in 1965 and is a Certified Public Accountant.

            John Pappajohn has been a director of the Company since 1993. Mr. Pappajohn also serves as a director of the following companies: PACE Health Management Systems, Inc., Patient Infosystems, Inc., and American Physicians Partners, Inc. Mr. Pappajohn has been the sole owner of Pappajohn Capital Resources, a venture capital firm, and has served as President of Equity Dynamics, Inc., a financial consulting firm, since 1969. Mr. Pappajohn received a B.S.C. degree from the University of Iowa in 1952.

         Joseph R. Dunham has been a director of the Company since 1998, and since 1997, he has been Senior Vice President of Equity Dynamics, a venture capital firm owned by John Pappajohn, a principal shareholder of MCIF. Mr. Dunham has been involved in capital formation in the venture capital and banking industries for over 10 years. He is currently on the board of several privately-held companies including: Advanced analytical Technologies, inc., TeleDirect International, inc., and Renaissance Software. Prior to Equity Dynamics, from 1973 to 1997, Mr. Dunham was manager of

Investment Services at Wellmark Blue Cross Blue Shield of Iowa and from 1990 to 1973, he was Vice President of Corporate Finance at ALLIED Group Merchant Banking. Mr. Dunham received his B.A. in Business Education and Computer Sciences from Warburg College and his M.B.A. from Drake University.

         James A. Gordon has been director of the Company since September 1996. Mr. Gordon is the President of the General Partner of Edgewater II Management, L.P., a venture capital management firm. Mr. Gordon is also the General Partner of Edgewater Private Equity Fund II, L.P., a venture capital firm. Mr. Gordon also serves as a director of the following companies: IMNET systems, Inc., Advanced Photonix, Inc., Dac Vision, Pride Industries, Microware Systems, Pangea, Ltd., Ultimo, Ltd., and Cellular World Corp. Mr. Gordon has been President of Gordon Management, an investment management company, since February 1992. Mr. Gordon received a B.A. degree summa cum laude from Northwestern University.

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

         Dr. Molly J. Coye is currently the Director of the West Coast Office for the Lewin Group. Until September 1997, Dr. Coye served as Senior Vice President of Strategic Development for the Company. Dr. Coye served as Senior Vice President of the Good Samaritan Health System, a non-profit, integrated health care system, from September 1993 to January 1996. From June 1991 to September 1993, Dr. Coye was the Commissioner of Health for the State of New Jersey. Dr. Coye received a B.S. degree in political science from the University of California at Berkeley in 1968, an M.A. degree in Asian history from Stanford University in 1972, and a M.D. and a M.P.H. from Johns Hopkins University in 1977. Dr. Coye completed an internship in Family Medicine at San Francisco General Hospital and a residency in Preventative Medicine at the Robert Wood Johnson Foundation Clinical Scholars Program at the University of California at San Francisco.


         Each officer serves at the discretion of the board of directors. There are no family relationships among any of the directors or officers of MCIF.

         MCIF has established a compensation committee of the board of directors which is currently comprised of Messrs. Pappajohn and two vacancies, which are expected to be filled by two outside directors. The compensation committee makes recommendations to the board concerning salaries and incentive compensation for MCIF's executive officers and key personnel and administers MCIF's Stock Option Plan. MCIF has also established an audit committee of the board of directors which is currently comprised of Messrs. Pappajohn and two vacancies, which are expected to be filled by two outside directors.

ITEM 10.  EXECUTIVE COMPENSATION

         The information required by this item regarding executive compensation is incorporated by reference to information set forth in the sections entitled "Proposal No. 1: Election of Directors-Director Compensation" and "Executive Officer Compensation" in MCIF's Proxy Statement for the 1999 Annual Meeting of Shareholders (the "definitive Proxy Statement") to be filed with the Commission within 120 days after the end of MCIF's fiscal year ended December 31, 1998.

         The information required by this item with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to information set forth in the section entitled, "Executive Officer Compensation" in MCIF's definitive Proxy Statement to be filed within 120 days after the end of MCIF's fiscal year ended December 31, 1998.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in MCIF's definitive Proxy Statement to be filed with the Commission within 120 days after the end of MCIF's fiscal year ended December 31, 1998.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled "Certain Transactions" in MCIF's definitive Proxy Statement to be filed with the Commission within 120 days after the end of MCIF's fiscal year ended December 31, 1998.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits:

                  2.1**    Asset Purchase Agreement by and between HealthDesk
                           Corporation and PATI, dated September 24, 1998, as
                           amended
                  2.2**    Agreement and Plan of Reorganization by and among
                           HealthDesk Corporation, MCIF and certain shareholders
                           of MCIF, dated August 18, 1998, as amended
                  3.1      Amended and Restated Articles of Incorporation of
                           HealthDesk Corporation
                  3.2*     Bylaws of HealthDesk Corporation
                  4.1*     Form of Stock Certificate
                  4.2*     Form of Warrant Agreement
                  4.3      Registration Rights Agreement by and between
                           HealthDesk Corporation and certain shareholders,
                           dated February 26, 1999
                  10.1*    1994 Founder's Stock Option Plan, as amended
                  10.2*    Form of Indemnification Agreement
                  10.3*    Registration Rights Agreement dated March 1993 by and
                           among Registrant and the Investors named therein
                  10.4*    Form of Registration Rights Agreement between the
                           Registrant and Purchasers of the Registrant's Series
                           A Preferred Stock
                  10.8*    Form of Warrant Agreement granted to Whale Securities
                           Limited
                  10.9*    Form of Bridge Financing Registration Rights
                           Agreement dated October 11, 1996
                  23.1     Consent of BDO Seidman, LLP
                  24.1     Powers of Attorney (included on page 21)
                  27       Financial Data Schedule

---------------
* Incorporated by reference to the Registrant's Form SB-2 (Registration No. 333-14519).

** Incorporated by reference to the Registrant's Form 8-K, filed October 6, 1998 and March 16, 1999.


         b)       Reports on Form 8-K.

                  In the quarter ended December 31, 1998, HealthDesk filed the following reports on Form 8-K.

                  (i)      Form 8-K filed on December 7, 1998
                  (ii)     Form 8-K filed on October 6, 1998

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized thereunto duly authorized on this 15th day of April, 1999.

                                                   MC INFORMATICS, INC.


                                                   By:  /s/  Jeffrey L. Pollard
                                                      -------------------------
                                                       Jeffrey L. Pollard
                                                       Chief Financial Officer


                                POWER OF ATTORNEY

         KNOW ALL THESE PERSON BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints and Bill Childs and Jeffrey L. Pollard and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed below by the following persons on the date indicated on behalf of the Registrant and in the capacities and on the dates indicated:

                Name                                           Title                               Date
----------------------------------------         -------------------------------------         --------------
/s/ Bill Childs                                  Chief Executive Officer and Director          April 15, 1999
----------------------------------------         (principal executive officer)
Bill Childs

/s/ David Koeller                                President, Chief Operating Officer            April 15, 1999
----------------------------------------
David Koeller

/s/ Jeffrey L. Pollard                           Chief Financial Officer (principal            April 15, 1999
----------------------------------------         financial and accounting officer)
Jeffrey L. Pollard

/s/ John Pappajohn                               Director                                      April 15, 1999
----------------------------------------
John Pappajohn

/s/Joseph R. Dunham                              Director                                      April 15, 1999
----------------------------------------
Joseph R. Dunham

                                                 Director                                      April 15, 1999
----------------------------------------
James Gordon

/s/Dr. Joseph Rudick, Jr.                        Director                                      April 15, 1999
----------------------------------------
Dr. Joseph Rudick, Jr.

                                                 Director                                      April 15, 1999
----------------------------------------
Dr. Molly J. Coye

                                  Exhibit Index

  Description
  -----------
  2.1**     Asset Purchase Agreement by and between HealthDesk
            Corporation and PATI, dated September 24, 1998, as amended
  2.2**     Agreement and Plan of Reorganization by and among HealthDesk
            Corporation, MCIF and certain shareholders of MCIF, dated August 18,
            1998, as amended
  3.1       Amended and Restated Articles of Incorporation of HealthDesk
            Corporation
  3.2*      Bylaws of HealthDesk Corporation
  4.1*      Form of Stock Certificate
  4.2*      Form of Warrant Agreement
  4.3       Registration Rights Agreement by and between HealthDesk
            Corporation and certain shareholders, dated February 26, 1999
  10.1*     1994 Founder's Stock Option Plan, as amended
  10.2*     Form of Indemnification Agreement
  10.3*     Registration Rights Agreement dated March 1993 by and among
            Registrant and the Investors named therein
  10.4*     Form of Registration Rights Agreement between the Registrant and Purchasers of the Registrant's Series A Preferred Stock
  10.8*     Form of Warrant Agreement granted to Whale Securities Limited
  10.9*     Form of Bridge Financing Registration Rights Agreement dated
            October 11, 1996
  23.1      Consent of BDO Seidman, LLP
  24.1      Powers of Attorney (included on page 21)
  27        Financial Data Schedule

---------------

* Incorporated by reference to the Registrant's Form SB-2 (Registration No. 333-14519).

** Incorporated by reference to the Registrant's Form 8-Ks, filed October 6, 1998 and March 16, 1999.

         b)       Reports on Form 8-K.

                  In the quarter ended December 31, 1998, HealthDesk filed the following reports on Form 8-K.

                  (i)      Form 8-K filed on December 7, 1998
                  (ii)     Form 8-K filed on October 6, 1998

                              MC INFORMATICS, INC.
                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page

Report of Independent Certified Public Accountants (BDO Seidman, LLP)        F-2

Report of Independent Accountants (PriceWaterhouseCoopers LLP)               F-3

Balance Sheet as of December 31, 1998                                        F-4

Statements of Operations for the years ended
   December 31, 1998 and 1997                                                F-5

Statements of Shareholders'Equity for the years ended
   December 31, 1998 and 1997                                                F-6

Statements of Cash Flows for the years ended
   December 31, 1998 and 1997                                                F-7

Notes to Financial Statements                                                F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
MC Informatics, Inc.

We have audited the accompanying balance sheet of MC Informatics, Inc. (formerly known as HealthDesk Corporation) as of December 31, 1998, and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MC Informatics, Inc. (formerly known as HealthDesk Corporation) at December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

As more fully discussed in Note 2 to the financial statements, HealthDesk Corporation merged with MC Informatics, Inc. on March 2, 1999. An uncertainty exists as to the ultimate identification of the acquiring corporation in the merger and as to the method of accounting that will be utilized to record the transaction in the Company's 1999 financial statements.



                                                     BDO Seidman, LLP



Orange County, California
March 18, 1999

                              MC Informatics, Inc.
                                  Balance Sheet



                                                                                                December 31, 1998
                                                                                                ------------------
                                  ASSETS

Current assets:
   Cash and cash equivalents                                                                       $      85,925
   Notes receivable (Note 3)                                                                             728,477
   Assets held for sale (Note 4)                                                                         696,993
   Deferred acquisition costs (Note 2)                                                                   128,343
   Other current assets                                                                                   36,196
                                                                                                   --------------

       Total assets                                                                                $   1,675,934
                                                                                                   ==============

                             LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
   Accounts payable                                                                                $      27,074
   Accrued liabilities (Note 4)                                                                          314,806
                                                                                                   --------------

       Total liabilities                                                                                 341,880
                                                                                                   --------------

Commitments  and contingencies (Notes 8 and 11)
Subsequent events (Notes 2, 4 and 11)

Shareholders' equity (Notes 5 and 11):
   Convertible preferred stock, no par value.  Authorized 3,000,000 shares; issued and outstanding 632 shares of Series B preferred stock
      (aggregate liquidation preference of $1,262,500)                                                 2,512,673
   Common stock, no par value.  Authorized 40,000,000 shares; issued and
     outstanding 5,792,845 shares                                                                     12,257,505
   Warrants                                                                                              195,687
   Accumulated deficit                                                                               (13,631,811)
                                                                                                   --------------

       Total shareholders' equity                                                                      1,334,054
                                                                                                   --------------

Total liabilities and shareholders' equity                                                         $   1,675,934
                                                                                                   ==============

                See accompanying notes to financial statements.

                              MC Informatics, Inc.
                            Statements of Operations



                                                                                      Years Ended December 31,
                                                                                 ----------------------------------
                                                                                      1998               1997
                                                                                 ---------------    ---------------
General and administrative expenses                                              $     (382,008)    $    (258,567)

Other income (expense):
   Interest income                                                                       69,107           137,375
   Interest expense                                                                          --           (14,900)
   Amortization of discount and issuance costs associated with bridge
     financing                                                                               --          (145,023)
   Non-cash financing cost associated with convertible preferred stock
     (Note 5)                                                                          (864,000)               --
                                                                                 ---------------    ---------------

Loss before provision for income taxes                                               (1,176,901)         (281,115)

Provision for income taxes (Note 6)                                                        (800)             (800)
                                                                                 ---------------    ---------------

Loss from continuing operations                                                      (1,177,701)         (281,915)
                                                                                 ---------------    ---------------

Discontinued operations (Note 4):
   Loss from discontinued operations                                                 (1,017,556)       (3,535,332)
   Loss on disposal, including provision for losses during phase-out period of $1,498,747, and estimated gain on sale of net assets of
     $627,882                                                                          (870,865)               --
                                                                                 ---------------    ---------------

Loss from discontinued operations                                                    (1,888,421)       (3,535,332)
                                                                                 ---------------    ---------------
Net loss                                                                         $   (3,066,122)    $  (3,817,247)
                                                                                 ===============    ===============

Basic and diluted loss per share (Note 7):
   Loss from continuing operations                                               $         (.27)    $        (.05)
   Loss from discontinued operations                                                       (.33)             (.68)
                                                                                 ---------------    ---------------

   Net loss                                                                      $         (.60)    $        (.73)
                                                                                 ===============    ===============

                See accompanying notes to financial statements.

                              MC Informatics, Inc.
                       Statements of Shareholders' Equity


                                                        Preferred Stock                   Common Stock              Common
                                                  ----------------------------     ----------------------------      Stock
                                                    Shares          Amount           Shares          Amount         Warrants
                                                  -----------     ------------     -----------    -------------    ------------
Balance at December 31, 1996                       1,059,600      $2,183,036       2,530,120      $ 1,946,552        $   --

Common stock and warrants issued in connection
   with the initial public offering, net of
   issuance costs totaling $1,676,712                 --              --           1,700,000        6,823,101         195,500

Preferred stock converted to common stock         (1,059,600)     (2,183,036)      1,059,600        2,183,036            --

Convertible notes converted to common stock           --              --             100,000          500,000            --

Issuance of warrants in connection with the
   initial public offering                            --              --               --              --                 187

Common stock issued upon exercise of options          --              --               3,125            4,816            --

Net loss                                              --              --               --              --                --
                                                  ----------      ----------       ---------      -----------        --------

Balance at December 31, 1997                          --              --           5,392,845       11,457,505         195,687

Preferred stock issued for cash, net of issuance
   costs totaling $13,827                                632       1,248,673          --              --                 --

Common stock issued for cash                          --              --             400,000          800,000            --

Financing cost associated with convertible
   preferred stock (Note 5)                           --             864,000          --              --                 --

Discount associated with convertible preferred
   stock (Note 5)                                     --             400,000          --              --                 --

Net loss                                              --              --              --              --                 --
                                                  ----------     -----------       ---------      -----------        --------
Balance at December 31, 1998                             632     $ 2,512,673       5,792,845      $12,257,505        $195,687
                                                  ==========     ===========       =========      ===========        ========

[RESTUBBED]

                                                                          Total
                                                      Accumulated      Shareholders'
                                                        Deficit           Equity
                                                     -------------     ------------
Balance at December 31, 1996                         $ (6,348,442)      $(2,218,854)

Common stock and warrants issued in connection
   with the initial public offering, net of
   issuance costs totaling $1,676,712                       --            7,018,601

Preferred stock converted to common stock                   --               --

Convertible notes converted to common stock                 --              500,000

Issuance of warrants in connection with the
   initial public offering                                  --                  187

Common stock issued upon exercise of options                --                4,816

Net loss                                               (3,817,247)       (3,817,247)
                                                      -----------        ----------

Balance at December 31, 1997                          (10,165,689)        1,487,503

Preferred stock issued for cash, net of issuance
   costs totaling $13,827                                   --            1,248,673

Common stock issued for cash                                --              800,000

Financing cost associated with convertible
   preferred stock (Note 5)                                 --              864,000

Discount associated with convertible preferred
   stock (Note 5)                                        (400,000)            --

Net loss                                               (3,066,122)       (3,066,122)
                                                     ------------        ----------
Balance at December 31, 1998                         $(13,631,811)       $1,334,054
                                                     ============        ==========

                See accompanying notes to financial statements.

                              MC Informatics, Inc.
                            Statements of Cash Flows

                                                                                    Years Ended December 31,
                                                                              ----------------------------------
                                                                                    1998               1997
                                                                              ------------------ ---------------
Cash flows from operating activities:
   Loss from continuing operations                                              $  (1,177,701)      $   (281,915)

   Adjustments to reconcile loss from continuing
       operations to net cash used in
       operating activities:
     Loss from discontinued operations                                             (1,888,421)        (3,535,332)
     Gain on sale of assets                                                          (627,882)             --
     Depreciation and amortization                                                    233,537            268,805
     Amortization of non-cash discount                                                  --               145,023
     Non-cash financing costs                                                         864,000              --
     Write-down assets to net realizable value                                        143,409              --
     Changes in operating assets and liabilities:
       Prepaid expenses and deferred costs                                              --               585,680
       Other assets                                                                    27,078              1,667
       Accounts payable                                                              (106,918)          (723,436)
       Accrued liabilities                                                             28,736           (103,615)
                                                                                --------------
                                                                                                    ------------
Net cash used in operating activities                                              (2,504,162)        (3,643,123)
                                                                                --------------      ------------

Cash flows from investing activities:
   Issuance of notes receivable                                                      (711,819)             --
   Purchases of property and equipment                                                (23,854)          (173,328)
   Deferred acquisition costs                                                        (128,343)             --
                                                                                --------------      ------------
Net cash used in investing activities                                                (864,016)          (173,328)
                                                                                --------------      ------------

Cash flows from financing activities:
   Payments of  short-term notes payable                                               --             (2,000,000)
   Proceeds from issuance of common stock                                             800,000          8,695,500
   Proceeds from issuance of preferred stock                                        1,248,673              --
   Payment of debt issuance costs                                                      --             (1,676,712)
   Proceeds from the exercise of stock options                                         --                  4,816
                                                                                --------------      ------------
Net cash provided by financing activities                                           2,048,673          5,023,604
                                                                                --------------      ------------


                              MC Informatics, Inc.
                      Statements of Cash Flows (Continued)

                                                                                   Years Ended December 31,
                                                                                ---------------------------------
                                                                                    1998               1997
                                                                                ------------------ --------------
Net increase (decrease) in cash and cash equivalents                                 (1,319,505)        1,207,153

Cash and cash equivalents, beginning of year                                          1,405,430           198,277
                                                                                 --------------    --------------

Cash and cash equivalents, end of year                                           $       85,925     $   1,405,430
                                                                                 ==============    ==============

Supplemental disclosures of cash flow information: Cash paid during the year for:
     Interest                                                                    $       --         $      70,192
                                                                                 ==============    ==============
     Income taxes                                                                $          800     $         800
                                                                                 ==============    ==============

Supplemental disclosures of non-cash investing and financing activities:
     Preferred stock converted to common stock                                   $       --         $   2,183,036
                                                                                 ==============    ==============
     Convertible notes converted to common stock                                 $       --         $     500,000
                                                                                 ==============     =============
     Convertible preferred stock discount                                        $      400,000     $       --
                                                                                 ==============     =============

                See accompanying notes to financial statements.

                              MC Informatics, Inc.
                          Note to Financial Statements
                           December 31, 1998 and 1997


     1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Organization and Basis of Presentation

        MC Informatics, Inc. (the "Company"), formerly known as HealthDesk Corporation ("HealthDesk"), changed its name in March 1999. Such name change has been retroactively reflected in these financial statements. The Company was previously engaged in the design, development and marketing of certain consumer-focused healthcare management and information systems which were intended to enable consumers to take a more active roll in their personal and family health.

        In May 1998, the Company announced a major change in its strategic direction. The Board of Directors approved a plan to discontinue its current operations (see Note 4), to initiate the process of seeking an acquiror of its assets and to pursue other strategic alternatives for the Company. In connection therewith, the Company entered into a definitive agreement in August 1998 to merge with MC Informatics, Inc. ("MCIF"), an unaffiliated entity (see Note 2). In addition, the Company entered into a definitive agreement to sell substantially all of the Company's assets (see Note 4). The aforementioned proposed transactions required approval by the Company's shareholders, which was received on February 26, 1999.

        MCIF is a healthcare consulting firm which was established in April 1997 and provides a wide range of information technology, strategic and operations management consulting services to a broad cross-section of healthcare industry participants and healthcare information system vendors.

        The Company was a developmental stage enterprise from August 1992 (inception) until the Company discontinued its development stage activities and initiated its merger with MCIF. The Company is no longer considered to be a development stage enterprise and accordingly, the accompanying financial statements have been prepared on this basis.

        Revenue Recognition

        During 1997, the Company's revenue was generated primarily from a software development contract. This revenue was recognized when the Company achieved designated milestones and received customer acceptance as specified in the related contract. During 1998, the Company's revenues were insignificant. Revenues for 1998 and 1997 have been reflected as a component of discontinued operations in the accompanying statements of operations (see Note 4).

        Cash and Cash Equivalents

        Cash and cash equivalents include all cash balances, money market instruments and other highly liquid investments with insignificant interest rate risk and original maturities of three months or less.

                              MC Informatics, Inc.
                    Notes to Financial Statements (Continued)
                           December 31, 1998 and 1997


     1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Property and Equipment

        Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed principally using the straight-line method over the estimated useful lives of the assets (or lease term, if shorter).

        Software Development Costs

        Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," requires that software development costs be capitalized once the technological feasibility of the software product has been established. To date, such amounts eligible for capitalization have been insignificant and have been charged to product development expense in the period incurred, which have been reflected as a component of discontinued operations in the accompanying statements of operations (see Note 4).

        Long-Lived Assets

        The Company reviews the carrying amount of its long-lived assets and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of (see Note 4) are reported at the lower of the carrying amount or fair value less costs to sell.

        Income Taxes

        The Company uses the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." Deferred income taxes are recognized based on the differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

                              MC Informatics, Inc.
                    Notes to Financial Statements (Continued)
                           December 31, 1998 and 1997


     1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Stock-Based Compensation

        The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for its employee stock option plans, unless the exercise price of options granted is less than fair market value on the date of grant. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (see Note 5).

        Loss Per Share

        Loss per share is calculated pursuant to Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings
        (loss) per share includes no dilution and is computed by dividing loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of the Company (see Note 7).

        Fair Value of Financial Instruments

        Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. This statement defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 1998, the fair value of all financial instruments approximated carrying value.

        The carrying amount of accounts payable and accrued liabilities are reasonable estimates of their fair value because of the short maturity of these items. The Company believes the carrying amount of its notes receivable approximates fair value because the interest rates on these instruments approximate market interest rates.

        Use of Estimates

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

                              MC Informatics, Inc.
                    Notes to Financial Statements (Continued)
                           December 31, 1998 and 1997

     1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Concentrations of Credit Risk

        The Company maintains, at times, cash balances at certain financial institutions in excess of amounts insured by Federal agencies.

        Reporting Comprehensive Income

        In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of shareholders' equity and bypass net income. The Company adopted the provisions of this statement in 1998. For the years presented, the Company has no elements of other comprehensive income, as defined by this statement.

        Disclosures About Segments of an Enterprise and Related Information

        In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information". The provisions of this statement require disclosures of financial and descriptive information about an enterprise's operating segments in annual and interim financial reports issued to stockholders. The statement defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. The Company adopted the provisions of this statement for 1998 annual reporting. These disclosure requirements had no impact on the Company's financial position or results of operations, or the Company's existing disclosures.

        New Accounting Pronouncements

        Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" issued by the FASB is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement provides a comprehensive and consistent standard for the recognition an measurement of derivatives and hedging activities. The Company does not expect the adoption of this statement to have a material effect on its financial position or results of operations.

                              MC Informatics, Inc.
                    Notes to Financial Statements (Continued)
                           December 31, 1998 and 1997

     1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Reclassifications

        Certain reclassifications have been made to the prior year financial statements to be consistent with the 1998 presentation.

     2. MERGER

        On March 2, 1999, MCIF was merged with and into a wholly-owned subsidiary of HealthDesk through the issuance of 5,645,230 shares of the former HealthDesk's common stock in exchange for all the outstanding common shares of MCIF pursuant to an agreement and plan of reorganization, dated August 18, 1998. In accordance with the agreement, upon the closing of the merger in March 1999, all the outstanding shares of series B preferred stock of HealthDesk were converted into 2,525,000 shares of common stock.

        The merger is intended to qualify as a reorganization under Section 368(a) of the Internal Revenue Code. The continuing operations of the combined entity will be substantially that of the current MCIF. In connection with the merger, the Company changed its name from HealthDesk Corporation to MC Informatics, Inc. The Company incurred direct costs aggregating $128,343 with respect to the merger. Such costs have been capitalized and are included in the accompanying balance sheet.

        Management has accounted for the merger of HealthDesk with MCIF as an acquisition, utilizing the purchase method of accounting in accordance with APB Opinion No. 16. In accounting for a purchase, the acquiring corporation must be identified, which requires careful consideration of various attributes of the two companies on a standalone basis and of the newly combined entity. An issue has arisen as to whether HealthDesk should be identified as the acquiring corporation for accounting purposes in the merger.

        Certain factors with respect to the merger lead to the identification of HealthDesk as the acquiring corporation and other factors point to MCIF as the acquiring corporation. Management carefully evaluated such factors and determined that HealthDesk is the acquiring corporation. The Nasdaq staff has also evaluated such factors. In a letter to the Company dated January 4, 1999, Nasdaq determined that the transaction represents a reverse merger and identified MCIF as the acquiring corporation. The Company appealed the decision and appeared before Nasdaq on March 18, 1999 to present the factors that management believes rebut Nasdaq's determination. Nasdaq's final ruling with respect to this matter is expected within 45 days of the hearing date, the outcome of which is currently unknown.

                              MC Informatics, Inc.
                    Notes to Financial Statements (Continued)
                           December 31, 1998 and 1997

     2. MERGER (Continued)

        Although management believes that the facts support that HealthDesk is the acquiring corporation, as a result of Nasdaq's stated position there is an uncertainty as to the ultimate identification of the acquiring corporation in the merger and as to the method of accounting that will be utilized to record the transaction in the Company's 1999 financial statements. If MCIF is determined to be the acquiring corporation, then the Company may be required to amend and restate certain documents previously filed with the Securities and Exchange Commission.

     3. NOTES RECEIVABLE

        During 1998, the Company loaned amounts aggregating $711,819 to certain directors and officers of MCIF. The funds were subsequently loaned to MCIF by said directors and officers. The notes are unsecured, bear interest at 8.5%, are payable on demand, and if no demand is made, then they are due one year from the date advanced. Unpaid principal and accrued interest aggregated $728,477 at December 31, 1998.

     4. DISCONTINUED OPERATIONS

        In May 1998, the Company's Board of Directors approved a plan to discontinue its current operations, seek an acquiror of the Company's assets and pursue other strategic alternatives. In connection therewith, the Company entered into an agreement with Patient Infosystems, Inc. ("PATI") to sell its intellectual property rights and inventories, and certain office equipment and packaged software. A director and officer of the former HealthDesk is also a member of the Board of Directors and shareholder of PATI.

        Effective March 2, 1999, such assets were sold to and certain liabilities were assumed by PATI for cash of $696,993, which resulted in a gain on the sale of $627,882. The disposition has been accounted for as discontinued operations and prior year's financial statements have been restated to reflect the discontinuation of operations. The net assets and liabilities relating to the PATI sale have been segregated from their historic classifications to separately identify them at their net realizable value. Such amounts are included in assets held for sale in the accompanying balance sheet. Included in accrued liabilities is an accrual aggregating $248,253 for accrued costs directly associated with the discontinued operations.

     5. SHAREHOLDERS' EQUITY

        Convertible Preferred Stock

        The Company is authorized to issue 3,000,000 shares of preferred stock. Of the authorized preferred stock, 1,200,000 shares are designated as Series A and 750 shares are designated as Series B. During 1998, the Company sold 632 shares of Series B convertible preferred stock for $2,000 per share. These securities are convertible at the election of the holder into the Company's common stock at a conversion rate per share of preferred stock equal to $2,000 divided by the lessor of $1.00 per share or 50% of the average closing trading price for shares of common stock for the three trading days prior to conversion. In March 1999, the Series B preferred stock was converted into 2,528,000 shares of common stock upon the closing of the merger (see Note 2).

        Of the total shares of Series B convertible preferred stock sold, certain directors of the former HealthDesk and officers of MCIF purchased an aggregate of 432 of these shares. The Series B convertible preferred stock issued to these related parties, which was convertible at a discount to the market, has been accounted for by treating such discount to the market as additional incremental yield on the security. The Company has computed the amount of the discount based on the difference between the conversion price and the fair value of the underlying common stock on the date these preferred shares were issued. Accordingly, $864,000 has been charged to expense and included in preferred stock for the discount related to the embedded incremental yield on the Series B convertible preferred stock.

        The remaining 200 shares of Series B convertible preferred stock were sold to third parties. Accordingly, the associated discount of $400,000 related to these shares has been recorded as an imputed dividend and considered in the calculation of loss per share (see Note 7).

        Common Stock

        On January 16, 1997, the Company completed its initial public offering ("IPO") of 1,700,000 shares of common stock at a price of $5.00 per share and redeemable warrants ("Warrants") to purchase 2,125,000 shares of common stock. The IPO yielded gross proceeds of $8,695,500 and net proceeds of $7,018,788 after deducting the underwriter's discount, fees and other financing costs aggregating $1,676,712.

                              MC Informatics, Inc.
                    Notes to Financial Statements (Continued)
                           December 31, 1998 and 1997

     5.SHAREHOLDERS' EQUITY (Continued)

        During 1998, the Company sold 400,000 shares of common stock at $2.00 per share which approximated fair market value. Of the total shares of common stock sold, 250,000 shares were sold to a director and shareholder of the former HealthDesk.

        Stock Options and Warrants

        The Warrants issued in connection with the IPO entitle the registered holder thereof to purchase one share of common stock at a price of $5.00, subject to adjustment in certain circumstances, at any time through and including January 16, 2002. The Warrants are redeemable by the Company, upon the consent of the underwriter, at any time, upon notice of not less than 30 days, at a price of $.10 per Warrant, provided that the closing bid quotation of the Common Stock on all 30 of the trading days ending on the third day prior to the day on which the Company gives notice has been at least 150% ($7.50, subject to adjustment) of the then effective exercise price of the Warrants.

        During 1998, the Board of Directors approved a reduction in the exercise price of the Warrants from $5.00 to $2.50 and the warrant holders agreed to reduce the call price of the Warrants from $7.50 to $3.75 per share.

                              MC Informatics, Inc.
                    Notes to Financial Statements (Continued)
                           December 31, 1998 and 1997

     5. SHAREHOLDERS' EQUITY (Continued)

        In addition, in connection with the IPO the Company sold to the underwriter, for an aggregate of $187, warrants ("Underwriter's Warrants") to purchase up to 170,000 shares of common stock at an exercise price of $6.00 per share and provided for the right to purchase up to 170,000 additional warrants at a purchase price of $.12 per warrant (each exercisable to purchase one share of common stock at a price of $8.25 per share). The Underwriter's Warrants are exercisable over a five-year period beginning January 16, 1997.

        In June 1994, the Company adopted the 1994 Stock Option Plan (the "Plan") under which eligible employees, directors, and consultants can receive options to purchase shares of the Company's common stock at a price generally not less than 100% and 85% of the fair value of the common stock on the date of the grant for incentive stock options and non-statutory stock options, respectively. However, the Company never granted options at below fair value as determined by the Board of Directors. The Plan, as amended, allows for the issuance of a maximum of 950,000 shares of the Company's common stock. This number of shares of common stock has been reserved for issuance under the Plan. The options granted under the Plan are exercisable over a maximum term of ten years from the date of grant. Shares purchased under the Plan are subject to a right of repurchase by the Company at the original exercise price. This repurchase right lapses with respect to 25% of the shares upon completion of one year of service and the balance in equal successive monthly installments upon completion of each of the next 36 months of service. With respect to certain of the options issued, the repurchase right is eliminated in the event there is a change in control of the Company

        The Company accounts for stock-based compensation under the "intrinsic value" method. Under this method, no compensation expense is recorded for the Plan and arrangements for current employees whose grants provide for exercise prices at or above the market price on the date of grant. Compensation or other expense is recorded based on intrinsic value (excess of market price over exercise price on date of grant) for employees, and fair value of the option awards for others.

        A summary of the activity under the Plan is set forth below:

                                                                                                        Weighted
                                                                       Price                             Average
                                                      Number of        Per              Aggregate        Exercise
                                                       Shares          Share            Price            Price
     --------------------------------------------------------------------------------------------------------------
       Balance, December 31, 1996                       747,058     $ 1.04-5.00       $ 2,274,572       $ 3.04
       Options granted                                  362,150       3.13-3.75         1,170,645         3.23
       Options exercised                                 (3,125)      1.04-2.08            (4,816)        1.54
       Options forfeited/canceled                      (398,431)      1.04-5.00        (1,540,523)        3.87
     --------------------------------------------------------------------------------------------------------------

       Balance, December 31, 1997                       707,652       1.04-5.00         1,899,878         2.64
       Options granted                                  300,850       1.00                300,850         1.00
       Options forfeited/canceled                      (717,102)      1.00-5.00        (1,503,547)        2.10
     --------------------------------------------------------------------------------------------------------------

       Balance, December 31, 1998                       291,400     $ 1.00-5.00       $   697,181       $ 2.39
     ==============================================================================================================

                              MC Informatics, Inc.
                    Notes to Financial Statements (Continued)
                           December 31, 1998 and 1997

     5. SHAREHOLDERS' EQUITY (Continued)

        The following table summarizes information with respect to stock options outstanding at December 31, 1998:

                                        Options Outstanding                            Options Exercisable
                        ----------------------------------------------------    -----------------------------------
                                                   Weighted
                                Number               Avg.           Weighted            Number             Weighted
                             Outstanding at       Remaining         Average         Exercisable at         Average
             Range of         December 31,       Contractual        Exercise        December 31,           Exercise
          Exercise Price         1998            Life (Years)        Price               1998               Price
     --------------------------------------------------------------------------------------------------------------
           $ 1.00-1.67          141,000              5.5             $ 1.06              50,312            $ 1.16
             3.13-3.28          119,000              6.6               3.28              86,964              3.29
                  5.00           31,400              6.7               5.00              17,254              5.00
     --------------------------------------------------------------------------------------------------------------

           $ 1.00-5.00          291,400              3.9             $ 2.39             154,530            $ 2.79
     ==============================================================================================================

        At December 31, 1998, options for 136,870 shares of common stock are subject to the Company's repurchase provision.

        If the Company had elected the fair value method of accounting for stock-based compensation, compensation cost would be accrued at the estimated fair value of all stock option grants over the service period, regardless of later changes in stock prices and price volatility. The fair value of each option granted has been estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions used for grants in 1998 and 1997.

                                                      1998              1997
                                                    --------         ---------

          Risk-free interest rates                      5.3%              5.7%
          Expected life                             .5 years           4 years
          Volatility                                     50%               50%
          Dividend                                       --                --

        The weighted average expected life was calculated based on the estimated exercise behavior of the Company's employees. The weighted average fair value of those options granted in 1998 and 1997 was $.15 and $1.47, respectively.

        The following table sets forth the net loss and loss per share amounts for the periods presented as if the Company elected the fair value method of accounting for stock options.

                              MC Informatics, Inc.
                    Notes to Financial Statements (Continued)
                           December 31, 1998 and 1997

     5. SHAREHOLDERS' EQUITY (Continued)

                                                           1998                  1997
                                                        -----------          ------------
          Net loss
              As reported                               $(3,066,122)         $ (3,817,247)
                                                        ===========          ============
              Pro forma                                 $(3,175,303)         $ (4,100,259)
                                                        ===========          ============

          Basic and diluted net loss per share

              As reported                               $      (.60)         $       (.73)
                                                        ===========          ============
              Pro forma                                 $      (.62)         $       (.79)
                                                        ===========          ============

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

        Additional incremental compensation expense includes the excess of fair values of options granted during the period over any compensation amounts recorded for options whose exercise prices were less than the market value at date of grant, and for any expense recorded for non-employee grants. All such incremental compensation is amortized over the related vesting period, or expensed immediately if fully vested. The above calculations include the effects of all grants in the periods presented. Because options often vest over several years and additional awards are made each year, the results shown above may not be representative of the effects on net income (loss) in future years.

        At December 31, 1998, the total number of shares of common stock reserved for issuance upon exercise of stock options and warrants, and conversion of convertible preferred stock was 5,603,000 shares.

        Restrictions on Dividends

        Pursuant to state laws, the Company may be restricted from paying dividends to its stockholders as a result of its accumulated deficit as of December 31, 1998.

                              MC Informatics, Inc.
                    Notes to Financial Statements (Continued)
                           December 31, 1998 and 1997

     6. INCOME TAXES

        The provision for income taxes for the years ended December 31, 1998 and 1997 is comprised of the minimum current state income tax. Differences between the 1998 and 1997 statutory and effective tax rates are primarily due to valuation allowances recorded to offset deferred tax benefits associated with net operating losses and tax credits.

        The estimated tax effect of significant temporary differences and carryforwards that gave rise to deferred income tax assets as of December 31, 1998 and 1997, is as follows:

                                                          1998                                1997
                                             --------------------------------    -------------------------------
                                                Federal            State            Federal          State
      ----------------------------------------------------------------------------------------------------------
      Deferred tax assets:
        Net operating loss carryforwards        $ 4,149,000       $  363,000        $3,370,000        $ 460,000
        Research and experimentation
          credit carryforwards and other            192,000           75,000           160,000          110,000
      ----------------------------------------------------------------------------------------------------------
                                                  4,341,000          438,000         3,530,000          570,000
      Valuation allowance                        (4,341,000)        (438,000)       (3,530,000)        (570,000)
      ==========================================================================================================
      Net deferred tax assets                   $       --        $      --         $      --         $    --
      ==========================================================================================================

        Due to the uncertainty of realization, a valuation allowance has been provided to eliminate the net deferred tax assets at both December 31, 1998 and 1997. The increase in the valuation allowance was $679,000 and $1,747,000 during the years ended December 31, 1998 and 1997, respectively.

        As of December 31, 1998, the Company had net operating loss carryforwards of approximately $12,200,000 and $6,050,000 for federal income tax and California state franchise tax purposes, respectively. The federal carryforwards expire through 2018 (through 2003 for state carryforwards). As of December 31, 1998, the Company also had research and experimentation tax credit carryforwards of $111,000 and $61,000 for federal and state tax purposes, respectively. These carryforwards expire in the years ending 2008 through 2013.

        The utilization of the net operating loss carryforwards could be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time.

                              MC Informatics, Inc.
                    Notes to Financial Statements (Continued)
                           December 31, 1998 and 1997

     7. LOSS PER SHARE

        The following table illustrates the computation of basic and diluted loss per share:

                                                                             1998                     1997
                                                                       -------------            --------------
        Numerator:
        Loss from continuing operations                               $  (1,177,701)           $     (281,915)
        Less: excess of the fair value of the
           underlying common stock over the
           conversion price of preferred stock
           (Note 5)                                                        (400,000)                     --
                                                                      -------------            --------------

        Total loss from continuing operations
           applicable to common shareholders                             (1,577,701)                 (281,915)
        Loss from discontinued operations                                (1,888,421)               (3,535,332)
                                                                      -------------            --------------

        Net loss applicable to common shareholders                    $  (3,466,122)           $   (3,817,247)
                                                                      =============            ==============

        Denominator:
        Weighted average number of common shares
           outstanding during the year                                    5,736,544                 5,212,060
                                                                      =============            ==============
        Basic and diluted loss per share:
           Loss from continuing operations                            $        (.27)           $         (.05)
           Loss from discontinued operations                                   (.33)                     (.68)
                                                                      -------------            --------------

           Net loss                                                   $        (.60)           $         (.73)
                                                                       =============            ==============


        The computation of diluted loss per share excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants and conversion of preferred stock because their effect was antidilutive due to losses incurred by the Company. See summary of outstanding stock options and warrants in
        Note 5.

                              MC Informatics, Inc.
                    Notes to Financial Statements (Continued)
                           December 31, 1998 and 1997

     8. COMMITMENTS AND CONTINGENCIES

        Leases

        The Company entered into a noncancellable lease for its office in January 1996 which was terminated in November 1998. Total rent expense for 1998 and 1997 aggregated $113,414 and $112,253, respectively.

        Agreements

        The Company has also entered into various agreements granting it a non-exclusive right to use products of third parties in exchange for royalties based on usage levels. The Company incurred $47,633 and $95,308 in royalty expenses under these agreements as of December 31, 1998 and 1997, respectively.

        The Company entered into an agreement with a content provider pursuant to which it is committed to pay, as of December 31, 1998, a non-refundable minimum royalty of $65,000. In September 1998, the content provider consented to assign the agreement to PATI (see Note 4).

        Litigation

        The Company is subject to certain legal proceedings and claims arising in connection with its business. In the opinion of management, the ultimate resolution of these claims will not have a material adverse affect on the Company's financial position, results of operations or cash flows.

     9. EMPLOYEE BENEFIT PLANS

        On February 28, 1996, the Company adopted a 401(k) plan for employees. All employees who meet certain service requirements are eligible to participate. Matching contributions are at the discretion of the Company. As of December 31, 1998 and 1997, the Company had not elected to make any discretionary contributions.

     10. FOURTH QUARTER ADJUSTMENTS

        Discontinued Operations

        The Company recorded results from operations for the quarters ended June 30, 1998 and September 30, 1998 without considering the impact of discontinued operations on the financial statements. The Company has since determined that the prior presentation was not appropriate. Estimated gains and losses from operations through the disposal date, and any costs directly associated with the disposal, should have been estimated as of May 5, 1998, the measurement date, in determining the net gain or loss from disposal (see Note 4).

                              MC Informatics, Inc.
                    Notes to Financial Statements (Continued)
                           December 31, 1998 and 1997

     10. FOURTH QUARTER ADJUSTMENTS (Continued)

        Preferred Stock Convertible at a Discount to the Market

        In the fourth quarter of 1998, the Company recorded $864,000 of non-cash financing expense related to the embedded incremental yield on preferred stock issued to certain related parties. The preferred stock issued was convertible at a discount to the market (see Note 5). Of this amount, $450,000 should have been recorded in the second quarter and $414,000 should have been recorded in the third quarter.

        In addition, the Company issued the remaining preferred stock, which was convertible at a discount to market, to a third party (see Note 5). The associated discount of $400,000 related to these shares should have been recorded in the second quarter and considered in the calculation of loss per share.

        Effect on Quarters

        If the aforementioned fourth quarter adjustments had been properly recorded, the net loss would have increased by $834,692 ($.21 per share) in the second quarter, decreased by $56,682 ($.01 per share) in the third quarter and decreased by $778,010 ($.13 per share) in the fourth quarter. The Company considers these amounts to be material and therefore intends to restate its financial statements for the quarterly periods ended June 30, 1998 and September 30, 1998 on Form 10-QSB/A for the respective periods.

     11. SUBSEQUENT EVENTS

        Lease Agreement

        On February 4, 1999, the Company entered into an agreement to lease a new corporate facility. The lease requires annual rental payments of $151,936 through March 2000, $158,296 through March 2001 and $164,656 through March 2002.

        Private Equity Offering

        On February 26, 1999, the Company sold 1,000,000 shares of its restricted common stock at $1.00 per share, which was at a discount to the market, in a private equity offering. Of the total shares of common stock sold, certain directors and officers of the Company purchased an aggregate of 320,000 of these shares. The cash proceeds were $1,000,000.