Form 10QSB
period 1999-03-31
MC INFORMATICS INC
filed 1999-05-17
CIK 1023767

--------------------------------------------------------------------------------

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


         [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the Quarterly Period Ended MARCH 31, 1999

         [_]   Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                        Commission File Number. 0-21819


                              MC INFORMATICS, INC.
                (Exact name of Company as specified in charter)



          California                                     94-3165144
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


18881 Von Karman Ave., Suite 100, Irvine, California                92612
     (Address of principal executive offices)                     (Zip Code)


                                  949-261-7100
               (Company's telephone number, including area code)



  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of May 1, 1999, there were 15,113,075 shares of the Company's Common Stock outstanding and warrants to purchase 2,125,000 shares of Common Stock outstanding.



  Transitional Small Business Disclosure Format  Yes [_]  No [X]

--------------------------------------------------------------------------------

                                     INDEX


          Part I                                                 Page

Item 1  Financial Statements....................................    3

Item 2  Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................    3

          Part II

Item 1  Legal Proceedings.......................................   11

Item 2  Changes in Securities and Use of Proceeds...............   11

Item 3  Defaults Upon Senior Securities.........................   11

Item 4  Submission of Matters to a Vote of Security Holders.....   11

Item 5  Other Information.......................................   12

Item 6  Exhibits and Reports on Form 8-K........................   12

                                     Part I

Item 1.  Financial Statements.

  The following Financial Statements are filed with this report as pages F-1 through F-6 following the signature page:

  Index to Condensed Consolidated Financial Statements
  Condensed Consolidated Balance Sheet
  Condensed Consolidated Statements of Operations
  Condensed Consolidated Statements of Cash Flows
  Notes to Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The Company's operating performance each quarter is subject to various risks and uncertainties as discussed in the Company's Form 10-KSB for the year ended December 31, 1998. The following discussion should be read in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of operations " in the Form 10-KSB.

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

  On September 24, 1998, the Company, then HealthDesk Corporation, entered into an agreement to sell substantially all of its assets, including its HealthDesk Online operations as well as substantially all of its intellectual property rights and inventories, and certain office equipment and packaged software, to Patient Infosystems, Inc. ("PATI"). A director of the Company is also a member of the Board of Directors of PATI. On August 18, 1998, HealthDesk Corporation entered into an Agreement and Plan of Reorganization with MC Acquisition Corporation , a California corporation and a wholly-owned subsidiary of HealthDesk Corporation ("Sub"), MC Informatics, Inc., a California corporation ("MCIF"), and certain shareholders of MCIF, pursuant to which, among other things, Sub merged with and into MCIF, with MCIF surviving the merger and becoming a wholly-owned subsidiary of HealthDesk Corporation. On February 26, 1999, the shareholders of the Company approved the sale of assets to PATI and the merger with MC Informatics, Inc. In connection with the closing of the asset sale and merger, on March 2, 1999, the Company received approximately $697,000 and changed its name to MC Informatics, Inc. As a result of the foregoing, the discussion below relates to the current business of MC Informatics, Inc. Unless otherwise indicated, references to MCIF and the Company refer to the merged HealthDesk Corporation-MCIF entity.


  The statements below regarding the Company's future cash requirements are forward looking statements that are subject to risks and uncertainties, which could result in, the Company's inability to meet its funding requirements for the time period indicated.

  Results of Operations

  On March 2, 1999, MCIF was merged with and into a wholly-owned subsidiary of HealthDesk Corporation through the issuance of 5,645,230 shares of the former HealthDesk Corporation common stock in exchange for all of the outstanding common shares of MCIF pursuant to an agreement and plan of reorganization, dated August 18, 1998. In accordance with the agreement, upon the closing of the merger in March 1999, all of the outstanding shares of series B preferred stock of HealthDesk Corporation was converted into 2,525,000 shares of common stock.

  The merger of HealthDesk Corporation with MCIF was accounted for utilizing the purchase method of accounting in accordance with APB Opinion No. 16. Therefore, the MCIF results of operations are included in the accompanying 1999 condensed consolidated statement of operations beginning in March 1999.

  As a result of the decision of HealthDesk's board of directors in May 1998 to discontinue its operations, all 1998 revenues, cost of sales, product development and sales and marketing expenses have been accounted for as loss from discontinued operations. Because of the above, the comparisons of revenues and expenses associated with the product sales for the three months ended March 31, 1999 to 1998 are not included herein.

  The Company's revenues for the three months ended March 31, 1999, was $711,477. The gross profit increased from 31.9% for the year ended December 31, 1998 to 36.6% for the three months ended March 31, 1999. This increase was primarily attributable to new engagements that have a higher gross profit.

  Selling, general and administrative expenses for the three months ended March 31, 1999 were 43.4% of revenue. This compares with similar expenses of 35.2% of revenue for the year ended December 31, 1998. The increase is primarily attributable to the 1998 reduced expenses by HealthDesk in connection with its discontinued operations.

  Other expense includes non-cash financing costs associated with a private placement of common stock during the three months ended March 31, 1999. Such non-recurring cost of $367,500 resulted from the sale of 1,000,000 shares of the Company's common stock in a private placement on February 26, 1999. Certain directors and an employee purchased an aggregate of 420,000 of these shares. The common shares issued to these related parties were issued at a discount to the market and have been accounted for by treating such discount to the market as an additional incremental yield on the security. The Company has computed the amount of the discount based on the difference between the purchase price and the fair value of the common stock on the date these shares were issued. Accordingly $367,500 has been charged to expense and $131,500 has been included in prepaid expenses with an affecting increase included in common stock for the discount related to the embedded incremental yield.

  As a result of the foregoing, the Company incurred a net loss of $473,097 for the three months ended March 31, 1999, as compared to a net loss of $744,307 for the comparable period in 1998. The net loss for the three months ended March 31, 1998 includes a loss from discontinued operations of $722,491.

  Liquidity and Capital Resources

  On February 26, 1999, the Company sold 1,000,000 shares of its restricted common stock at $1.00 per share, which was at a discount to the market, in a private equity offering. Of the total shares of common stock sold, certain directors and an employee of the Company purchased an aggregate of 420,000 of these shares. The cash proceeds were $1,000,000.

  At March 31, 1999, the Company had cash and cash equivalents of $1,106,117, as compared to $85,925 at December 31, 1998.

  During the first three months of 1999, the Company used $131,438 of cash in operating activities, principally as a result of the $473,097 loss incurred in the first three months of 1999. The increase in the Company's operating assets and liabilities was primarily attributable to the merger and normal operating activities. During the first three months of 1998, the Company used $756,254 of cash principally as a result of the loss on discontinued operations of $722,491 incurred in the first three months of 1998. Working capital at March 31, 1999 was $1,832,601, as compared to $1,334,054 at December 31, 1998.

  The Company believes that it has working capital sufficient to meet its projected cash requirements for the next twelve months. In addition, the Company is negotiating a $1.7 million line of credit with a bank. There can be no assurance that the Company will be able to obtain public or private third-party sources of financing or that favorable terms for such financing would be obtained. In addition, given the trading history of the Company's Common Stock and Warrants since the initial public offering, there can be no assurance that the Company will be able to raise additional cash through public or private offerings of its Common Stock. There also can be no assurance that the Company's funding requirements will not increase significantly as a result of unforeseen circumstances or that the Company's cash used for operating activities will not increase.


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

  Assessment. The year 2000 problem affects the computers, software and other equipment that we use, operate or maintain for our operations. Accordingly, the Company has hired an individual to monitor the assessment and remediation status of our year 2000 projects and report such status to our board of directors.
This individual began assessing the potential effect and costs of remediating the year 2000 problem for the Company's internal systems in March 1999. To date, the Company has not obtained verification or validation from any independent third parties of its processes to assess and correct any of its year 2000 problems or the costs associated with these activities.

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

  Systems other than information technology systems. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, telephone switches, security systems, and other common devices may be affected by the year 2000 problem. The Company is currently assessing the potential effect and costs of remediating the year 2000 problem on its office equipment at its facilities in Irvine, California. The Company recently purchased a new telephone system and network server and workstations which the Company believes are year 2000 compliant. The Company estimates the total cost to it of completing any required modifications, upgrades or replacements of the Company's internal systems will not exceed $10,000, almost all of which the Company believes will be incurred during 1999. This estimate is being monitored and the Company will revise it as additional information becomes available.

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

  Most likely consequences of year 2000 problems. The Company expects to identify and resolve all year 2000 problems that could materially adversely affect its business operations. However, the Company believes that it is not possible to determine with complete certainty that all year 2000 problems affecting it have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, no one can accurately predict how many year 2000 problem-related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, the Company believes that the following consequences are possible:

  . A significant number of operational inconveniences and inefficiencies for the Company and its customers that will divert management's time and attention and financial and human resources from ordinary business activities;

  . Several business disputes and claims for pricing adjustments or penalties due to year 2000 problems by the Company's customers, which the Company believes will be resolved in the ordinary course of business; and

  . A few serious business disputes alleging that the Company failed to comply with the terms of contracts or industry standards of performance, some of which could result in litigation or contract termination

  Contingency plans. The Company is currently developing contingency plans to be implemented if its efforts to identify and correct year 2000 problems affecting its internal systems are not effective. The Company expects to complete its contingency plans by the end of September 1999. Depending on the systems affected, these plans could include:

  . Accelerated replacement of affected equipment or software;

  . Short-to medium-term use of backup equipment and software;

  . Increased work hours for our personnel; and

  . Use of contract personnel to correct on an accelerated schedule any year
    2000 problems that arise or to provide manual workarounds for information systems.

   The Company's implementation of any of these contingency plans could have a material adverse effect on its business, operating results and financial condition.

    Disclamer. The discussion of the Company's efforts and expectations relating to year 2000 compliance are forward-looking statements. The Company's ability to achieve year 2000 compliance and the level of incremental costs associated therewith, would be adversely affected by, among other things, the availability and cost of programming and testing resources, third party suppliers' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.

  Factors that May Affect Future Operating Results

  The Company's future operating results are dependent on a number of factors, including those set forth below and in the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 15, 1999.

  Possible Delisting of Securities from NASDAQ System; Disclosure Relating to
  ---------------------------------------------------------------------------
Low-Priced Stocks.  The Common Stock and Warrants are currently quoted on NASDAQ
-----------------
SmallCap Market ("NASDAQ"). As of March 31, 1999, the Company met the maintenance criteria for continued listing on NASDAQ because its total net tangible assets were above $2,000,000. At December 31, 1998, the Company did not meet this requirement. The Nasdaq staff has evaluated the accounting treatment of the merger and determined that the transaction represents a reverse merger. The Company appealed the decision and appeared before Nasdaq on March 18, 1999 to present the factors that rebut Nasdaq's determination and presented financial information indicating that the March 31, 1999 financial statements would be in compliance with Nasdaq's maintenance criteria. Nasdaq's final ruling is expected shortly, the outcome of which is unknown.

  Because of its prior failure to meet these maintenance criteria and the method of accounting for the merger with MCIF, the Company's securities may be delisted from NASDAQ in which case trading, if any, in the Company's securities would thereafter be conducted in the non-NASDAQ over-the-counter market. As a result of such delisting, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities. In addition, if the Common Stock were delisted from trading on NASDAQ and the trading price of the Common Stock was less than $5.00 per share, trading in the Common Stock would also be subject to certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market liquidity of the Common Stock and the ability of holders of common stock to sell the Common Stock in the secondary market.

  Retention of MCIF Customers.  There can be no assurance that the current
  ----------------------------
customers of MCIF will continue to seek the services of MCIF now that the merger has been consummated. If a substantial number of customers elect not to seek the services of MCIF, MCIF's business, results of operations and financial condition may be materially adversely affected.

  Retention and Recruitment of Professional Staff.  MCIF's business now involves
  -----------------------------------------------
the delivery of professional services and is labor-intensive. MCIF's success depends in large part upon its ability to attract, develop, motivate and retain highly skilled consultants. There is significant competition for employees with the skills required to perform the services offered by MCIF from other consulting firms, healthcare providers and other healthcare industry participants, health information systems vendors, clients, systems integrators and many other enterprises. There can be no assurance that MCIF will be able to attract and retain a sufficient number of highly skilled employees in the future or that it will continue to be successful in training, retaining, and motivating employees. The loss of a significant number of consultants and/or MCIF's inability to hire a sufficient number of qualified consultants would adversely affect MCIF's ability to secure, service and complete client engagements and could have a material adverse effect on MCIF's business, operating results and financial condition.

  Client Concentration.  MCIF derives a significant portion of its revenues from
  --------------------
a relatively limited number of clients. Clients will typically engage MCIF on an assignment-by-assignment basis, and a client will be able to generally terminate an assignment at any time without penalty. In addition, the level of MCIF's services required by any individual client can diminish over the life of its relationship with MCIF, and there can be no assurance that MCIF will be successful in establishing relationships with new clients as this occurs. Moreover, there can be no assurance that MCIF's clients prior to the merger with HealthDesk Corporation will continue to engage MCIF for additional projects or do so at the same revenue levels. The loss of any significant client could have a material adverse effect on MCIF's business, financial condition, and results of operations.

  Project Risks; Limited Outsourcing Experience.  Many of MCIF's engagements
  ----------------------------------------------
involve projects which are critical to the operations of its clients' business and which provide benefits that may be difficult to quantify. MCIF's failure to meet a client's expectations in the performance of its services could damage MCIF's reputation and adversely affect its ability to attract new business. In addition, MCIF could incur substantial costs and expend significant resources correcting errors in its work, and could possibly become liable for damages caused by such errors. For example, the healthcare industry faces potential difficulties with its information systems and business operations arising out of potential year 2000 problems. MCIF has assisted and expects to continue to assist clients in selecting and implementing software applications for the clients' use in their business. While MCIF is not aware of any existing or potential claims, the occurrence of year 2000 related systems failures in the information systems or other systems of clients of MCIF could involve MCIF in disputes and negatively impact client relationships, which in turn could have a material adverse effect on MCIF's business, financial condition and results of operations, whether or not MCIF bears any responsibility, legal or otherwise, for the occurrence of those problems.

  MCIF has had limited experience to date as an outsourcing provider, and there can be no assurance that it will be able to assess accurately the investment required and negotiate and perform in a profitable manner any of its outsourcing contracts. If MCIF is successful in implementing its outsourcing strategy, MCIF anticipates that competitors may increase their focus on this market which could adversely affect MCIF's ability of obtain new outsourcing contracts as well as the profitability of any such contracts. In addition, any failure by MCIF to perform adequately under its outsourcing agreements may adversely effect its ability to obtain future consulting engagements from these or other clients. MCIF's failure to obtain future consulting engagements could have a material adverse affect on MCIF's business, financial condition, and results of operations.

  Competition.  The market for MCIF's services is highly fragmented, highly
  -----------
competitive and subject to rapid change. MCIF believes that it will compete principally with systems integration firms, national consulting firms, including the consulting divisions of large accounting firms, information system vendors, service groups of computer equipment companies, facilities management companies, general management consulting firms and regional and specialty consulting firms. Many of these competitors have significantly greater financial, technical and marketing resources than MCIF, generate greater revenues and have greater name recognition than MCIF. Moreover, those competitors that sell or license their own software may in the future attempt to limit or eliminate the use of third party consultants, such as MCIF, to implement and/or customize such software.
In addition vendors whose systems may enjoy wide market acceptance and large market share could enter into exclusive or restrictive agreements with other consulting firms which could eliminate or substantially reduce MCIF's implementation work for those systems. There are relatively low barriers to entry into MCIF's markets, and MCIF faces and expects to face additional competition from new entrants into the healthcare consulting industry. In addition, combinations and consolidations in the consulting industry will give rise to large competitors whose relative strengths are impossible to predict. MCIF also competes with its clients' internal resources, particularly where these resources represent a fixed cost to the client. This internal client competition may heighten as consolidation of healthcare providers creates organizations large enough to support more sophisticated internal information management capabilities. There can be no assurance that MCIF will be able to compete effectively with current and future competitors or that competitive pressures (including wage pressures as the consultant labor market tightens) faced by MCIF will not cause MCIF's revenue or operating margins to decline or otherwise materially adversely affect its business, financial condition and results of operations.

  Limited Revenues; Significant and Continuing Losses.  MCIF has not achieved
  ----------------------------------------------------
profitability and cannot be certain that MCIF will realize sufficient revenue to achieve profitability. As of March 31, 1999, MCIF had incurred a cumulative net loss of approximately $14,100,000. There can be no assurance that MCIF will be able to generate meaningful revenues or achieve profitable operations.

  Negative Cash Flow; Need for Additional Financing.  MCIF's capital
  -------------------------------------------------
requirements relating to its professional services organization are expected to be significant. MCIF believes that its internally generated working capital together with the $1 million private placement and a proposed $1.7 million line of credit will be sufficient to meet its projected cash requirements for the next 12 months. There can be no assurance, however, that MCIF will be able to obtain public or private third-party sources of financing or, if obtained, that favorable terms for such financing would be obtained. In addition, given the trading history of MCIF's common stock and warrants, there can be no assurance that MCIF will be able to raise additional cash through public or private offerings of its common stock. There also can be no assurance that MCIF's funding requirements will not increase significantly as a result of unforeseen circumstances or that MCIF's cash used for operating activities will not increase. Any of these developments will materially adversely affect MCIF's business financial condition and operating results.

  Potential Conflicts of Interest.  MCIF has entered into various transactions
  -------------------------------
with certain of its directors and principal shareholders and their affiliates, which could result in potential conflicts of interest. Mr. John Pappajohn, a director of MCIF, and Mr. James Gordon, a general managing partner of Edgewater, are principal shareholders of MCIF and have from time to time made loans to MCIF. In February 1998, MCIF completed a private placement of 400,000 shares of common stock for $800,000 from Mr. Pappajohn and Edgewater. In addition, between March and June 1998, MCIF sold an aggregate of 400 shares of Series B preferred stock to Mr. Pappajohn and Edgewater for an aggregate consideration of $800,000. Furthermore, Mr. Rudick, a director of MCIF until April 19, 1999, purchased between June and September 1998 an aggregate of 57 shares of series B preferred stock for $112,500. In February 1999, MCIF completed a $1,000,000 private placement, whereby Mr. Pappajohn and Mr. Rudick purchased 150,000 and 20,000 shares of common stock respectively at $1.00 per share. MCIF believes that all of these transactions or arrangements were fair and reasonable to MCIF and were on terms no less favorable than could have been obtained from unaffiliated third parties. There can be no assurance, however, that future transactions or arrangements between MCIF and its affiliates will continue to be advantages to MCIF, that conflicts of interest will not arise with respect thereto, or that if conflicts do arise, they will be resolved in a manner favorable to MCIF. Any such future transactions will be on terms no less favorable to MCIF than could be obtained from unaffiliated parties and will be approved by a majority of the independent and disinterested members of the Board of Directors, outside the presence of any interested directors and, to the extent deemed appropriate by the Board of Directors, MCIF will obtain shareholder approval or fairness opinions in connection with any such transactions.

  Outstanding Options.  As of March 31, 1999, MCIF had outstanding options to
  --------------------
purchase an aggregate of 2,193,900 shares of common stock at exercise prices ranging from $1.00 to $5.00. Exercise of any of the fore-going options will have a dilutive effect on MCIF's shareholders. Furthermore, the terms upon which MCIF may be able to obtain additional equity financing may be adversely affected, since the holders of the options can be expected to exercise them, if at all, at a time when MCIF would, in all likelihood, be able to obtain any needed capital on terms more favorable to MCIF than those provided in the options.

  No Dividends.  To date, MCIF has not paid any cash dividends and does not
  -------------
expect to declare or pay dividends on the common stock in the foreseeable future.

  Authorized Preferred Stock.  MCIF's Restated Articles of Incorporation
  --------------------------
authorizes MCIF's board of directors to issue 3,000,000 shares of "blank check" preferred stock and to fix the rights, and restrictions, including voting rights, of these shares, without further shareholder approval. The rights of the holders of MCIF's common stock will be subject to and may be adversely affected by the rights of holders of any preferred stock that may be issued in the future. The ability to issue Preferred Stock without shareholder approval could have the effect of making it more difficult for a third party to acquire a majority of the voting stock of MCIF thereby delaying, deferring or preventing a change in control of MCIF.

  Volatility of Stock and Warrants Prices.  MCIF's common stock and warrants to
  ---------------------------------------
purchase common stock have experienced substantial price fluctuations since MCIF's initial public offering. In addition, the stock market has experienced significant price and volume fluctuations that have especially affected the market prices of equity securities of many high technology companies, which often have been unrelated to the operating performance of such companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on MCIF's business, operating results and financial condition.

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

Item 1.   Legal Proceedings.

  None.

Item 2.   Changes in Securities and Use of Proceeds.

(c) Recent Sales of Unregistered Securities

  On February 26, 1999, the Company sold 1,000,000 shares of common stock to 10 individuals at $1.00 per share.

  On March 2, 1999, the Company issued 150,000 shares to one entity at a price of $1.00 per share.

  In connection with the merger of MC Informatics, Inc. and HealthDesk Corporation, the Company issued 5,645,230 shares of common stock to six individuals.

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

Item 3.   Defaults Upon Senior Securities.

  None.

Item 4.   Submission of Matters to a Vote of Security Holders.

  1. The Company held a special Meeting of the Shareholders on February 26, 1999. The shareholders voted on the following proposals:

     (1) To consider and vote upon a proposal to approve an agreement to sell substantially all of the Company's assets, including HealthDesk Corporation's online operations and substantially all of its intellectual property rights and inventories, and certain office equipment and packaged software, to Patient Infosystems, Inc. The proposal was approved by the following vote:

          For            Against        Abstain
          ---            -------        -------

          2,230,330      21,500            0


     (2) To consider and vote upon a proposal to approve an Agreement and Plan of Reorganization with MC Acquisition Corporation, a California corporation and wholly-owned subsidiary of HealthDesk Corporation ("Sub"), MC Informatics, Inc., a California corporation ("MCIF") and certain shareholders of MCIF, pursuant to which, among other things, Sub merged with and into MCIF, with MCIF surviving the merger and becoming a wholly-owned subsidiary of HealthDesk Corporation. The proposal was approved by the following vote:

          For            Against        Abstain
          ---            -------        -------

          2,236,330      15,500            0

     (3) To consider and vote upon a proposal to approve the Amended and Restated Articles of Incorporation of MCIF which, among other things, increased the authorized number of shares of Common Stock from seventeen million (17,000,000) to forty million (40,000,000) shares. The proposal was approved by the following vote:

          For            Against        Abstain
          ---            -------        -------

          2,228,330      23,500            0

     (4) To approve amendments to the Company's 1994 Stock Option Plan (the "Option Plan") to (i) increase the number of shares reserved for issuance under the Option Plan from 844,755 to 3,000,000; and (ii) limit to 500,000 the maximum number of shares for which options may be granted to any employee in any fiscal year. The proposal was approved by the following vote:

          For            Against        Abstain
          ---            -------        -------

          2,220,330      31,500            0

Item 5.   Other Information.

  Not applicable

Item 6.   Exhibits and Reports on Form 8-K.

a) Exhibits:
   27     Financial Data Schedule

b) Form 8-K

          On February 25, 1999, the Company filed a Form 8-K in connection with the change of its accountants.

          On March 16, 1999, the Company filed a Form 8-K in connection with the merger of MC Informatics with HealthDesk Corporation.

                                   SIGNATURE

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

MC Informatics, Inc.


By:  /s/Jeffrey Pollard, C.P.A.       Date: May 17, 1999
     --------------------------
     Jeffrey Pollard
     Chief Financial Officer and Chief Accounting
      Officer

                             MC INFORMATICS, INC.

                 Condensed Consolidated Financial Statements

                                   CONTENTS
                                                                            Page
                                                                            ----

Condensed Consolidated Balance Sheet as of March 31, 1999 (unaudited)..     F-2

Condensed Consolidated Statements of Operations for the three months
 ended March 31, 1999 and 1998 (unaudited).............................     F-3

Condensed Consolidated Statements of Cash Flows for the three months
 ended March 31, 1999 and 1998 (unaudited).............................     F-4

Notes to Condensed Consolidated Financial Statements...................     F-5

                             MC INFORMATICS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1999
                                  (UNAUDITED)


                                    ASSETS
   Current assets:
      Cash and cash equivalents....................................       $ 1,106,117
      Accounts receivable, net.....................................         1,586,304
      Notes receivable - related parties...........................         1,111,819
      Prepaid expenses and other current assets....................           328,022
                                                                          -----------
   Total current assets............................................         4,132,262
   Property and equipment, net.....................................           163,442

   Goodwill, net...................................................         6,794,840
   Other assets....................................................            69,708
                                                                          -----------
               Total assets........................................       $11,160,252
                                                                          ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
      Accounts payable.............................................       $   496,267
      Notes payable - related parties..............................         1,188,819
      Accrued liabilities..........................................           510,876
      Other current liabilities....................................           103,699
                                                                          -----------
         Total liabilities, all current............................         2,299,661
                                                                          -----------

   Commitments and contingencies                                                   --

   Shareholders' equity:
      Common stock.................................................        22,769,812
      Warrants.....................................................           195,687
      Accumulated deficit..........................................       (14,104,908)
                                                                          -----------
         Total shareholders' equity................................         8,860,591
                                                                          -----------
            Total liabilities and shareholders' equity.............       $11,160,252
                                                                          ===========

     See accompanying notes to condensed consolidated financial statements

                             MC INFORMATICS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                   Three Months Ended March 31,
                                                                                  ------------------------------
                                                                                    1999                 1998
                                                                                  --------            ---------
Revenues...................................................................       $ 711,477            $      --
Direct expenses............................................................         450,779                   --
                                                                                  ---------            ---------
   Gross profit............................................................         260,698                   --
Selling and general administrative.........................................         308,595               37,465

Amortization of goodwill...................................................          57,100                   --
                                                                                  ---------            ---------
Loss from operations.......................................................        (104,997)             (37,465)
Other income (expense):
   Interest income.........................................................              --               15,849
   Non-cash financing cost associated with private placement of
    common stock...........................................................        (367,500)                  --
                                                                                  ---------            ---------
Loss before provision for income taxes.....................................        (472,497)             (21,616)
Provision for income taxes.................................................             600                  200
                                                                                  ---------            ---------

Loss from continuing operations............................................        (473,097)             (21,816)
Discontinued operations:
   Loss from discontinued operations.......................................              --             (722,491)
                                                                                  ---------            ---------
Net loss...................................................................       $(473,097)           $(744,307)
                                                                                  =========            =========
Basic and diluted loss per share:
   Loss from continuing operations.........................................       $   (0.05)           $      --
   Loss from discontinued operations.......................................              --                (0.13)
                                                                                  ---------            ---------
Net loss per share, basic and diluted......................................       $   (0.05)           $   (0.13)
                                                                                  ---------            ---------
Weighted average number of shares of  common stock, basic and diluted......       8,840,475            5,564,512
                                                                                  =========            =========

    See accompanying notes to condensed consolidated financial statements.

                             MC INFORMATICS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                 Three months Ended March 31,
                                                                              ----------------------------------
                                                                                 1999                    1998
                                                                              ----------              ----------
Cash flows from operating activities:
   Loss from continuing operations........................................    $ (473,097)             $  (21,816)
   Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
      Loss from discontinued operations...................................            --                (722,491)
      Provision for doubtful accounts.....................................         7,609
      Depreciation and amortization.......................................        58,746                  72,322
      Non-cash financing costs associated with private
         placement of common stock........................................       367,500                      --
      Changes in operating assets and liabilities:
         Accounts receivable..............................................       (91,769)                     --
         Prepaid expenses and other current assets........................         4,831                 (51,277)
         Other assets.....................................................        37,516                  (3,484)
         Accounts payable.................................................       227,397                  19,338
         Accrued expenses.................................................      (270,171)                (48,846)
                                                                              ----------              ----------
            Net cash used in operating activities.........................      (131,438)               (756,254)
                                                                              ----------              ----------
Cash flows from investing activities:
   Proceeds from disposition of assets held for sale......................       696,993                      --
   Purchases of property and equipment....................................      (129,396)                (17,711)
   Deferred acquisition costs.............................................       (32,625)                     --
   Advances to related parties............................................      (383,342)                     --
                                                                              ----------              ----------
            Net cash provided by (used in) investing activities...........       151,630                 (17,711)
                                                                              ----------              ----------
Cash flows from financing activities:
   Proceeds from issuance of common stock.................................     1,000,000                 800,000
                                                                              ----------              ----------
            Net increase in cash and cash equivalents.....................     1,020,192                  26,035
Cash and cash equivalents at beginning of period..........................        85,925               1,405,430
                                                                              ----------              ----------
Cash and cash equivalents at end of period................................    $1,106,117              $1,431,465
                                                                              ==========              ==========


    See accompanying notes to condensed consolidated financial statements.

                             MC INFORMATICS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited condensed consolidated financial statements include all adjustments, consisting of all normal recurring adjustments, which are in the opinion of management necessary to fairly state the financial position as of March 31, 1999 and the results of operations and cash flows for the related interim periods ended March 31, 1999 and 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999 or any other period.

     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation.

     The accounting policies followed by the Company and other information are contained in the notes to the Company's consolidated financial statements filed as part of the Company's annual report for the fiscal year ended December 31, 1998 on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

1.  Organization and Basis of Presentation:

     MC Informatics, Inc. (the "Company"), formerly known as HealthDesk Corporation ("HealthDesk"), changed its name in March 1999. Such name change has been retroactively reflected in these financial statements. The Company was previously engaged in the design, development and marketing of certain consumer-focused healthcare management and information systems which were intended to enable consumers to take a more active role in their personal and family health.

     In May 1998, the Company announced a major change in its strategic direction. The Board of Directors approved a plan to discontinue its current operations, to initiate the process of seeking an acquiror of its assets and to pursue other strategic alternatives for the Company. In connection therewith, the Company entered into a definitive agreement in August 1998 to merge with MC Informatics, Inc. ("MCIF"), an unaffiliated entity. In addition, the company entered into a definitive agreement to sell substantially all of the Company's assets. The aforementioned proposed transactions required approval by the Company's shareholders, which was received on February 26, 1999.

     MCIF is a healthcare consulting firm, which was established in April 1997 and provides a wide range of information technology, strategic and operations management consulting services to a broad cross-section of healthcare industry participants and healthcare information system vendors.

     The Company was a developmental stage enterprise from August 1992 (inception) until the Company discontinued its development stage activities and initiated its merger with MCIF. The company is no longer considered to be a development stage enterprise and accordingly, the accompanying financial statements have been prepared on this basis.

2.  Merger

    On March 2, 1999, MCIF was merged with and into a wholly-owned subsidiary of HealthDesk through the issuance of 5,645,230 shares of the former HealthDesk's common stock in exchange for all the outstanding common shares of MCIF pursuant to an agreement and plan of reorganization, dated August 18, 1998. In accordance with the agreement, upon the closing of the merger in March 1999, all of the oustanding shares of series B preferred stock of HealthDesk were converted into 2,525,000 shares of common stock.

                             MC Informatics, Inc.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     The merger is intended to qualify as reorganization under Section 368(a) of the Internal Revenue Code. The continuing operations of the combined entity is that of the current MCIF. In connection with the merger, the Company changed its name from HealthDesk Corporation to MC Informatics, Inc.

     The fair value of the 5,645,230 shares of common stock issued as a result of the merger (aggregating $6,350,884) plus the costs associated with the consummation of the merger and the net liabilities assumed resulted in approximately $6,852,000 of goodwill which has been included in the accompanying condensed financial statements. Goodwill is being amortized on a straight-line basis over a 10 year life.

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

     Certain factors with respect to the merger lead to the identification of HealthDesk as the acquiring corporation and other factors point to MCIF as the acquiring corporation. Management carefully evaluated such factors and determined that HealthDesk is the acquiring corporation. The Nasdaq staff has also evaluated such factors. In a letter to the Company dated January 4, 1999, Nasdaq determined that the transaction represents a reverse merger and identified MCIF as the acquiring corporation. The Company appealed the decision and appeared before Nasdaq on March 18, 1999 to present the factors that management believes rebut Nasdaq's determination. Nasdaq has not made a final ruling with respect to this matter, and accordingly, the outcome is currently unknown.

     Although management believes that the facts support that HealthDesk is the acquiring corporation, as a result of Nasdaq's stated position there is an uncertainty as to the ultimate identification of the acquiring corporation in the merger. If MCIF is determined to be the acquiring corporation, then the Company may be required to amend and restate certain documents previously filed with the Securities and Exchange Commission.

3. Notes receivable and payable - related parties:

     During 1998, and through February 1999, the HealthDesk Corporation loaned amounts aggregating $1,111,819 to certain directors and officers of MCIF. The funds were subsequently loaned with substantially the same terms to MCIF by said directors and officers. The notes are unsecured, bear interest at 8.5%, are payable on demand, and if no demand is made then they are due one year from the date advanced through December 31, 1999. It is expected that the Company and the related parties will repay such notes within the next quarter.

4. Common stock:

     On February 26, 1999, the Company sold 1,000,000 shares of common stock at $1.00 per share. Of the total shares sold, certain directors and an employee purchased an aggregate of 420,000 of these shares. The common stock issued to these related parties, which was issued at a discount to the market, has been accounted for by treating such discount to the market as an additional incremental yield on the security. The Company has computed the amount of the discount based on the difference between the purchase price and the fair value of the common stock on the date these shares were issued. Accordingly, $367,500 has been charged to expense and $131,500 has been included in prepaid expenses with an offsetting increase included in common stock for the discount related to the embedded incremental yield on the common stock.

5. Discontinued Operations

     In May 1998, the Company's board of Directors approved a plan to discontinue its current operations, seek an acquiror of the Company's assets and pursue other strategic alternatives. In connection therewith, the Company entered into an agreement with Patient Infosystems, Inc. ("PATI") to sell its intellectual property rights and inventories, and certain officer equipment and packaged software. A director and officer of the former HealthDesk is also a member of the Board of Directors and shareholder of PATI.

     Effective March 2, 1999, such assets were sold to and certain liabilities were assumed by PATI for cash of $696,993. The disposition has been accounted for as discontinued operations and prior year's financial statements have been restated to reflect discontinuation of operations.

                                 Exhibit Index

          Description
          -----------

 27       Financial Data Schedule