Form 10QSB/A
period 1999-03-31
MC INFORMATICS INC
filed 1999-08-17
CIK 1023767

================================================================================

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-QSB/A


         [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1999

         [_]   Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                        Commission File Number 0-21819


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

================================================================================

                                     INDEX

                                                                  Page
                                                                  ----

         Part I

Item 1.  Financial Statements..................................      3

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..................      3


         Part II

Item 1.  Legal Proceedings.....................................     10

Item 2.  Changes in Securities and Use of Proceeds.............     10

Item 3.  Defaults Upon Senior Securities.......................     10

Item 4.  Submission of Matters to a Vote of Security Holders...     10

Item 5.  Other Information.....................................     11

Item 6.  Exhibits and Reports on Form 8-K......................     11

Signature......................................................     12

                                    Part I

Explanatory Note:

    On June 9, 1999, Nasdaq informed the Company that it had concluded that the merger of MC Informatics, Inc., a California corporation, with and into a wholly owned subsidiary of HealthDesk Corporation, a California corporation, constituted a reverse acquisition with MC Informatics, Inc. being the acquiring corporation. Accordingly, this Form 10-QSB/A is being filed to restate our financial statements and other Form 10-QSB disclosures to reflect management's revised determination of the proper accounting for the merger. Unless otherwise indicated, references to the Company refer to the merged HealthDesk Corporation-MC Informatics, Inc. entity (the "Company").


Item 1.  Financial Statements.

    The following Financial Statements are filed with this report as pages F-1 through F-6 following the signature page:

        Index to Condensed Financial Statements
        Condensed Balance Sheet
        Condensed Statements of Operations
        Condensed Statements of Cash Flows
        Notes to Condensed Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The Company's operating performance each quarter is subject to various risks and uncertainties. The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by such section. Readers are cautioned not to place undue reliance on these forward-looking statements as they speak only as of the date hereof.


    Overview

    On August 18, 1998, MC Informatics, Inc., a California corporation, and certain shareholders of MC Informatics, Inc. entered into an Agreement and Plan of Reorganization with MC Acquisition Corporation, a California corporation and a wholly-owned subsidiary of HealthDesk Corporation ("Sub"), pursuant to which among other things, sub merged with and into MC Information Inc. with MC Informatics, Inc. surviving the merger and becoming a wholly-owned subsidiary of HealthDesk Corporation.

    On September 24, 1998, HealthDesk Corporation entered into an agreement to sell substantially all of its assets, including its HealthDesk Online operations as well as substantially all of its intellectual property rights and inventories, and certain office equipment and packaged software, to Patient Infosystems, Inc. ("PATI"). A director of HealthDesk Corporation is also a member of the Board of Directors of PATI.

    On February 26, 1999, HealthDesk Corporation sold 1,000,000 shares of its restricted common stock at $1.00 per share, which was at a discount to the market, in a private equity offering. Of the total shares of common stock sold, certain directors and an employee of HealthDesk Corporation purchased an aggregate of 420,000 of these shares. The cash proceeds were $1,000,000.

    On February 26, 1999, the shareholders of HealthDesk Corporation approved the sale of assets to PATI and the merger with MC Informatics, Inc. In connection with the closing of the asset sale and merger, on March 2, 1999, HealthDesk Corporation received approximately $697,000 and changed its name to MC Informatics, Inc.

    On March 2, 1999, MC Informatics, Inc., was merged with and into a wholly-owned subsidiary of HealthDesk Corporation through the issuance of 5,645,230 shares of HealthDesk Corporation common stock in exchange for all of the outstanding common shares of MC Informatics pursuant to an Agreement and Plan of Reorganization. In connection with the merger, the Corporation changed its name to MC Informatics Inc. In accordance with the agreement, upon the closing of the merger in March 1999, all of the outstanding shares of series B preferred stock of HealthDesk Corporation was converted into 2,525,000 shares of common stock.

    As a result of the foregoing, the discussion below relates to the current and historical business of MC Informatics, Inc. The statements below regarding the Company's future cash requirements are forward looking statements that are subject to risks and uncertainties, which could result in, the Company's inability to meet its funding requirements for the time period indicated.


    Results of Operations

    The Company's revenues for the three months ended March 31, 1999 were $1,968,150 as compared with $573,834 for the three months ended March 31, 1998. The increase of $1,394,316 resulted from an increase in the number of contracts and from additional work on current engagements. The gross profit decreased slightly from 37.7% for the three months ended March 31, 1998 to 36.4% for the three months ended March 31, 1999. The decrease resulted primarily from expanding operations into the Hawaii market which has higher costs than other engagements.

    Selling, general and administrative expenses for the three months ended March 31, 1999 were 39.0% of revenues. This compares with similar expenses of 38.4% of revenue for the three months ended March 31, 1998. The increase was primarily attributable to the merger with HealthDesk Corporation, the relocation of the corporate headquarters, and an overall increase in personnel.

    As a result of the foregoing, the Company incurred a net loss of $52,623 for the three months ended March 31, 1999, as compared to a net loss of $4,062 for the comparable period in 1998.


    Liquidity and Capital Resources

    At March 31, 1999, the Company had cash and cash equivalents of $1,106,117, as compared to $17,730 at December 31, 1998. Working capital at March 31, 1999 was $1,995,825, as compared to a negative working capital of $276,834 at December 31, 1998.

    The Company's operating activities used net cash of $615,488 for the three months ended March 31, 1999 primarily as a result of increases in accounts receivable, prepaid and other assets, and a decrease in accruals offset by cash provided by increases in accounts payable. For the three months ended March 31, 1998, the Company's operating activities used net cash of $19,225 primarily due to an increase in accounts receivable and a decrease in accounts payable offset by an increase in accruals.

    The Company's investing activities generated $591,375 which was primarily due to the proceeds received upon the reverse acquisition offset by capital expenditures and advances to shareholders.

    The Company's financing activities provided net cash of $1,112,500 primarily due to the collection of a pre-merger subscription receivable and the proceeds from the notes payables.

    The Company believes that it has working capital sufficient to meet its projected cash requirements for the next twelve months. In addition, the Company obtained a $1.7 million revolving line of credit from a bank in May 1999. In the event the Company exceeds its projected cash requirements there can be no assurance that the Company would be able to obtain public or private third-party sources of financing or that favorable terms for such financing would be obtained. In addition, given the trading history of the Company's Common Stock and warrants, there can be no assurance that the Company will be able to raise additional cash through public or private offerings of its Common Stock. There also can be no assurance that the Company's funding requirements will not increase significantly as a result of unforeseen circumstances or that the Company's cash used in operating activities will not increase.


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

    Assessment.  The year 2000 problem affects the computers, software and other
    ----------
equipment that we use, operate or maintain for our operations. Accordingly, the Company has hired an individual to monitor the assessment and remediation status of our year 2000 projects and report such status to our board of directors.

    This individual began assessing the potential effect and costs of remediating the year 2000 problem for the Company's internal systems in March 1999. To date, the Company has not obtained verification or validation from any independent third parties of its processes to assess and correct any of its year 2000 problems or the costs associated with these activities.

    Internal infrastructure.  The Company expects to identify most of the major
    -----------------------
computers, software applications, and related equipment used in connection with our internal operations that will need to be evaluated to determine if they must be modified, upgraded or replaced to minimize the possibility of a material disruption to our business by July 1999. Upon completion of such evaluation, the Company expects to commence the process of modifying, upgrading, and replacing major systems that have been assessed as adversely affected, and expect to complete this process before the occurrence of any material disruption of our business.

    Systems other than information technology systems.  In addition to computers
    -------------------------------------------------
and related systems, the operation of office and facilities equipment, such as fax machines, telephone switches, security systems, and other common devices may be affected by the year 2000 problem. The Company is currently assessing the potential effect and costs of remediating the year 2000 problem on its office equipment at its facilities in Irvine, California. The Company recently purchased a new telephone system and network server and workstations which the Company believes are year 2000 compliant. The Company estimates the total cost to it of completing any required modifications, upgrades or replacements of the Company's internal systems will not exceed $10,000, almost all of which the Company believes will be incurred during 1999. This estimate is being monitored and the Company will revise it as additional information becomes available.

    Based on the activities described above, the Company does not believe that the year 2000 problem will have a material adverse effect on its business or operating results. In addition, the Company has not deferred any material information technology projects as a result of its year 2000 problem activities.

    Suppliers.  The Company is in the process of contacting its third-party
    ---------
suppliers to resolve issues involving the year 2000 problem. However, the Company has limited or no control over the actions of these third-party suppliers. Thus, while the Company expects that it will be able to resolve any significant year 2000 problems with these third parties, there can be no assurance that these suppliers will resolve any or all year 2000 problems before the occurrence of a material disruption to the operation of its business.

    Any failure of these third parties to timely resolve year 2000 problems with their systems could have a material adverse effect on the Company's business, operating results and financial condition.

    Most likely consequences of year 2000 problems.  The Company expects to
    ----------------------------------------------
identify and resolve all year 2000 problems that could materially adversely affect its business operations. However, the Company believes that it is not possible to determine with complete certainty that all year 2000 problems affecting it have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, no one can accurately predict how many year 2000 problem-related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, the Company believes that the following consequences are possible:

    . A significant number of operational inconveniences and inefficiencies for the Company and its customers that will divert management's time and attention and financial and human resources from ordinary business activities;

    . Several business disputes and claims for pricing adjustments or penalties due to year 2000 problems by the Company's customers, which the Company believes will be resolved in the ordinary course of business; and

    . A few serious business disputes alleging that the Company failed to comply with the terms of contracts or industry standards of performance, some of which could result in litigation or contract termination

    Contingency plans.  The Company is currently developing contingency plans
    -----------------
to be implemented if its efforts to identify and correct year 2000 problems affecting its internal systems are not effective. The Company expects to complete its contingency plans by the end of September 1999. Depending on the systems affected, these plans could include:

    . Accelerated replacement of affected equipment or software;

    . Short- to medium-term use of backup equipment and software;

    . Increased work hours for our personnel; and

    . Use of contract personnel to correct on an accelerated schedule any year
      2000 problems that arise or to provide manual workarounds for information systems.

    The Company's implementation of any of these contingency plans could have a material adverse effect on its business, operating results and financial condition.

    Disclaimer.  The discussion of the Company's efforts and expectations
    ----------
relating to year 2000 compliance are forward-looking statements. The Company's ability to achieve year 2000 compliance and the level of incremental costs associated therewith, would be adversely affected by, among other things, the availability and cost of programming and testing resources, third party suppliers' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.


    Factors that May Affect Future Operating Results

    The Company's future operating results are dependent on a number of factors, including those set forth below.

    Since the merger of MC Informatics, Inc. and HealthDesk Corporation was determined to be a reverse merger, Nasdaq required the Company to comply with initial listing requirements to remain listed in the NASDAQ Small Cap Market. As of March 31, 1999, the Company did not meet the net tangible assets, net income, market capitalization and bid price requirements for initial listing requirements. As a result, the Company was delisted on June 9, 1999 and the trading of the Company's securities are now conducted in the non-Nasdaq over-the-counter market. Due to the delisting, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities. Also, the trading of securities is subject to certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market liquidity of the Common Stock and the ability of holders of common stock to sell the Common Stock in the secondary market.

    Retention and Recruitment of Professional Staff.  The Company's business
    -----------------------------------------------
involves the delivery of professional services and is labor-intensive. The Company's success depends in large part upon its ability to attract, develop, motivate and retain highly skilled consultants. There is significant competition for employees with the skills required to perform the services offered by the Company from other consulting firms, healthcare providers and other healthcare industry participants, health information systems vendors, clients, systems integrators and many other enterprises. There can be no assurance that the Company will be able to attract and retain a sufficient number of highly skilled employees in the future or that it will continue to be successful in training, retaining, and motivating employees. The loss of a significant number of consultants and/or the Company's inability to hire a sufficient number of qualified consultants would adversely affect the Company's ability to secure, service and complete client engagements and could have a material adverse effect on the Company's business, operating results and financial condition.

    Client Concentration.  The Company derives a significant portion of its
    --------------------
revenues from a relatively limited number of clients. Clients will typically engage the Company on an assignment-by-assignment basis, and a client will be able to generally terminate an assignment at any time without penalty. In addition, the level of the Company's services required by any individual client can diminish over the life of its relationship with the Company, and there can be no assurance that the Company will be successful in establishing relationships with new clients as this occurs. Moreover, there can be no assurance that the Company's clients prior to the merger with HealthDesk Corporation will continue to engage the Company for additional projects or do so at the same revenue levels. The loss of any significant client could have a material adverse effect on the Company's business, financial condition and results of operations.

    Project Risks; Limited Outsourcing Experience.  Many of the Company's
    ---------------------------------------------
engagements involve projects which are critical to the operations of its clients' business and which provide benefits that may be difficult to quantify. The Company's failure to meet a client's expectations in the performance of its services could damage the Company's reputation and adversely affect its ability to attract new business. In addition, the Company could incur substantial costs and expend significant resources correcting errors in its work, and could possibly become liable for damages caused by such errors. For example, the healthcare industry faces potential difficulties with its information systems and business operations arising out of potential year 2000 problems. The Company has assisted and expects to continue to assist clients in selecting and implementing software applications for the clients' use in their business. While the Company is not aware of any existing or potential claims, the occurrence of year 2000 related system failures in the information systems or other systems of clients of the Company could involve the Company in disputes and negatively impact client relationships, which in turn could have a material adverse effect on the Company's business, financial condition and results of operations, whether or not the Company bears any responsibility, legal or otherwise, for the occurrence of those problems.

    The Company has had limited experience to date as an outsourcing provider, and there can be no assurance that it will be able to assess accurately the investment required and negotiate and perform in a profitable manner any of its outsourcing contracts. If the Company is successful in implementing its outsourcing strategy, the Company anticipates that competitors may increase their focus on this market which could adversely affect the Company's ability to obtain new outsourcing contracts as well as the profitability of any such contracts. In addition, any failure by the Company to perform adequately under its outsourcing agreements may adversely effect its ability to obtain future consulting engagements from these or other clients. The Company's failure to obtain future consulting engagements could have a material adverse affect on the Company's business, financial condition and results of operations.

    Competition.  The market for the Company's services is highly fragmented,
    -----------
highly competitive and subject to rapid change. The Company believes that it will compete principally with systems integration firms, national consulting firms (including the consulting divisions of large accounting firms), information system vendors, service groups of computer equipment companies, facilities management companies, general management consulting firms, and regional and specialty consulting firms. Many of these competitors have significantly greater financial, technical and marketing resources than the Company, generate greater revenues and have greater name recognition than the Company. Moreover, those competitors that sell or license their own software may in the future attempt to limit or eliminate the use of third party consultants, such as the Company, to implement and/or customize such software. In addition, vendors whose systems may enjoy wide market acceptance and large market share could enter into exclusive or restrictive agreements with other consulting firms which could eliminate or substantially reduce the Company's implementation work for those systems. There are relatively low barriers to entry into the Company's markets, and the Company faces and expects to face additional competition from new entrants into the healthcare consulting industry. In addition, combinations and consolidations in the consulting industry will give rise to large competitors whose relative strengths are impossible to predict. The Company also competes with its clients' internal resources, particularly where these resources represent a fixed cost to the client. This internal client competition may heighten as consolidation of healthcare providers creates organizations large enough to support more sophisticated internal information management capabilities. There can be no assurance that the Company will be able to compete effectively with current and future competitors or that competitive pressures (including wage pressures as the consultant labor market tightens) faced by the Company will not cause the Company's revenue or operating margins to decline or otherwise materially adversely affect its business, financial condition and results of operations.

    Limited Revenues: Significant and Continuing Losses.  The Company has not
    ---------------------------------------------------
achieved profitability and management cannot be certain that the Company will realize sufficient revenue to achieve profitability. There can be no assurance that the Company will be able to generate meaningful revenues or achieve profitable operations.

    Negative Cash Flow; Need for Additional Financing.  The Company's capital
    -------------------------------------------------
requirements relating to its professional services organization are expected to be significant. The Company believes that its internally generated working capital together with the proceeds from the $1 million private placement obtained from the merger and the $1.7 million bank revolving line of credit will be sufficient to meet its projected cash requirements for the next 12 months. There can be no assurance, however, that the Company will be able to obtain public or private third-party sources of financing or, if obtained, that favorable terms for such financing would be obtained. In addition, given the trading history of the Company's Common Stock and warrants, there can be no assurance that the Company will be able to raise additional cash through public or private offerings of its common stock. There also can be no assurance that the Company's funding requirements will not increase significantly as a result of unforeseen circumstances or that the Company's cash used in operating activities will not increase. Any of these developments could materially adversely affect the Company's business, financial condition and operating results.

    Outstanding Options.  As of March 31, 1999, the Company had outstanding
    -------------------
options to purchase an aggregate of 2,193,900 shares of common stock at exercise prices ranging from $1.00 to $5.00. Exercise of any of the aforementioned options may have a dilutive effect on the Company's shareholders. Furthermore, the terms upon which the Company may be able to obtain additional equity financing may be adversely affected, since the holders of the options can be expected to exercise them, at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided in the options.

    No Dividends.  To date, the Company has not paid any cash dividends and does
    ------------
not expect to declare or pay dividends on common stock in the foreseeable future.

    Authorized Preferred Stock.  The Company's Restated Articles of
    --------------------------
Incorporation authorize the Company's board of directors to issue 3,000,000 shares of "blank check" preferred stock and to fix the rights and restrictions, including voting rights, of these shares, without further shareholder approval. The rights of the holders of the Company's Common Stock will be subject to and may be adversely affected by the rights of holders of any preferred stock that may be issued in the future. The ability to issue Preferred Stock without shareholder approval could have the effect of making it more difficult for a third party to acquire a majority of the voting stock of the Company thereby delaying, deferring or preventing a change in control of the Company.

    Volatility of Stock and Warrants Prices.  The Company's common stock and
    ---------------------------------------
warrants to purchase common stock have experienced substantial price fluctuations. In addition, the stock market has experienced significant price and volume fluctuations that have especially affected the market prices of equity securities of many companies, which often have been unrelated to the operating performance of such companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, operating results and financial condition. These broad market fluctuations may adversely affect the market price of the Company's common stock and warrants.

                                    Part II

Item 1.   Legal Proceedings.

    None.


Item 2.   Changes in Securities and Use of Proceeds.

(c) Recent Sales of Unregistered Securities

    On February 26, 1999, HealthDesk Corporation sold 1,000,000 shares of common stock to 10 individuals at $1.00 per share.

    On March 2, 1999, HealthDesk Corporation issued 150,000 shares to one entity at a price of $1.00 per share.

    In connection with the merger of MC Informatics, Inc. and HealthDesk Corporation, HealthDesk Corporation issued 5,645,230 shares of common stock to six individuals.

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


Item 3.   Defaults Upon Senior Securities.

    None.


Item 4.   Submission of Matters to a Vote of Security Holders.

  1. HealthDesk Corporation held a special Meeting of the Shareholders on February 26, 1999. The shareholders voted on the following proposals:

     (1) To consider and vote upon a proposal to approve an agreement to sell substantially all of HealthDesk Corporation's assets, including HealthDesk's online operations and substantially all of its intellectual property rights and inventories, and certain office equipment and packaged software, to Patient Infosystems, Inc. The proposal was approved by the following vote :


          For             Against       Abstain
          ---             -------       -------
          2,230,330       21,500           0

     (2) To consider and vote upon a proposal to approve an Agreement and Plan of Reorganization with MC Acquisition Corporation, a California corporation and wholly-owned subsidiary of HealthDesk Corporation ("Sub"), MC Informatics, Inc., a California corporation and certain shareholders of MC Informatics, pursuant to which, among other things, Sub merged with and into MC Informatics, with MC Informatics surviving the merger and becoming a wholly-owned subsidiary of HealthDesk Corporation. The proposal was approved by the following vote:


          For             Against       Abstain
          ---             -------       -------
          2,236,330       15,500           0

    (3) To consider and vote upon a proposal to approve the Amended and Restated Articles of Incorporation of MC Informatics which, among other things, increased the authorized number of shares of Common Stock from seventeen million (17,000,000) to forty million (40,000,000) shares. The proposal was approved by the following vote:

          For             Against       Abstain
          ---             -------       -------
          2,228,330       23,500           0


    (4) To approve amendments to HealthDesk Corporation's 1994 Stock Option Plan (the "Option Plan") to (i) increase the number of shares reserved for issuance under the Option Plan from 844,755 to 3,000,000; and (ii) limit to 500,000 the maximum number of shares for which options may be granted to any employee in any fiscal year. The proposal was approved by the following vote:

          For             Against       Abstain
          ---             -------       -------
          2,220,330       31,500           0


Item 5.  Other Information.

    Not applicable


Item 6.  Exhibits and Reports on Form 8-K.

     a) Exhibits:

           27     Financial Data Schedule

     b) Form 8-K

           On March 16, 1999, the Company filed a Form 8-K in connection with the merger of MC Informatics, Inc. and HealthDesk Corporation.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

MC Informatics, Inc.


By:  /s/ Jeffrey Pollard, C.P.A.                      Date: August 13, 1999
     ---------------------------
     Jeffrey Pollard
     Chief Financial Officer and Chief Accounting
     Officer

                              MC INFORMATICS, INC.

                         CONDENSED FINANCIAL STATEMENTS

                                   CONTENTS
                                                                          Page
                                                                          ----

Condensed Balance Sheet as of March 31, 1999 (unaudited) .............    F-2

Condensed Statements of Operations for the three months
 ended March 31, 1999 and 1998 (unaudited)............................    F-3

Condensed Statements of Cash Flows for the three months
 ended March 31, 1999 and 1998 (unaudited)............................    F-4

Notes to Condensed Financial Statements...............................    F-5

                             MC INFORMATICS, INC.
                            CONDENSED BALANCE SHEET
                                MARCH 31, 1999
                                  (unaudited)


                        ASSETS

 Current assets:
  Cash and cash equivalents............................    $ 1,106,117
  Accounts receivable, net.............................      1,521,304
  Notes receivable -- related parties..................      1,248,290
  Prepaid expenses and other current assets............        328,021
                                                           -----------
 Total current assets..................................      4,203,732
 Property and equipment, net...........................        163,442
 Other assets..........................................         69,708
                                                           -----------
     Total assets......................................    $ 4,436,882
                                                           ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
  Notes payable -- related parties.....................    $ 1,188,819
  Accounts payable.....................................        479,599
  Accrued liabilities..................................        435,790
  Other current liabilities............................        103,699
                                                           -----------
   Total liabilities, all current......................      2,207,907
                                                           -----------

 Commitments and contingencies

 Shareholders' equity:
  Common stock.........................................      2,601,747
  Accumulated deficit..................................       (372,772)
                                                           -----------
   Total shareholders' equity..........................      2,228,975
                                                           -----------
    Total liabilities and shareholders' equity.........    $ 4,436,882
                                                           ===========

           See accompanying notes to condensed financial statements.

                              MC INFORMATICS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                            Three Months Ended March 31,
                                                                                1999            1998
                                                                           --------------   -------------
Revenues................................................................      $1,968,150      $  573,834
Direct expenses.........................................................       1,252,244         357,414
                                                                              ----------      ----------
 Gross profit...........................................................         715,906         216,420

Selling, general and administrative expenses............................         768,129         220,482
                                                                              ----------      ----------
Loss from operations....................................................         (52,223)         (4,062)

Provision for income taxes..............................................             400              --
                                                                              ----------      ----------

Net loss................................................................      $  (52,623)     $   (4,062)
                                                                              ==========      ==========

Net loss per share, basic and diluted...................................      $    (0.01)     $       --
                                                                              ==========      ==========
Weighted average number of shares of common stock, basic and diluted....       8,730,258       5,645,230
                                                                              ==========      ==========

           See accompanying notes to condensed financial statements.

                              MC INFORMATICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                   Three Months Ended March 31,
                                                                                       1999             1998
                                                                                  ---------------   ------------
Cash flows from operating activities:
 Net Loss......................................................................       $  (52,623)      $ (4,062)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization................................................            5,993
  Changes in operating assets and liabilities:
   Accounts receivable.........................................................         (554,518)        (5,045)
   Prepaid expenses and other current assets...................................         (112,967)            --
   Other assets................................................................          (33,327)            --
   Accounts payable............................................................          257,043        (51,603)
   Accrued expenses............................................................         (125,089)        41,485
                                                                                      ----------       --------
    Net cash used in operating activities......................................         (615,488)       (19,225)
                                                                                      ----------       --------
Cash flows from investing activities:
 Purchases of property and equipment...........................................         (150,706)            --
 Proceeds received upon reverse acquisition.....................................          871,267            --
 Advances to shareholders......................................................         (129,186)
                                                                                      ----------       --------
    Net cash provided by investing activities .................................          591,375             --
                                                                                      ----------       --------
Cash flows from financing activities:
 Repayment of notes payable to related parties.................................          (12,500)            --
 Proceeds from note payable to related party ..................................          400,000         65,686
 Collection of pre-merger subscription receivable..............................          725,000             --
                                                                                      ----------       --------
    Net cash provided by financing activities..................................        1,112,500         65,686
                                                                                      ----------       --------
    Net increase in cash and cash equivalents..................................        1,088,387         46,461

Cash and cash equivalents at beginning of period...............................           17,730             --
                                                                                      ----------       --------
Cash and cash equivalents at end of period.....................................       $1,106,117       $ 46,461
                                                                                      ==========       ========

           See accompanying notes to condensed financial statements.

                              MC INFORMATICS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

1.  Basis of Presentation and Business

    The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited condensed financial statements include all adjustments, consisting of all normal recurring adjustments, which are in the opinion of management necessary to fairly state the financial position as of March 31, 1999 and the results of operations and cash flows for the related interim periods ended March 31, 1999 and 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999 or any other period.

    The accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed on May 17, 1999 as part of the Company's current report on Form 8-K/A. This quarterly report should be read in conjunction with such current report.

    MC Informatics, Inc. ("the Company") is a healthcare consulting firm, which was established in April 1997 and provides a wide range of information technology, strategic and operations management consulting services to a broad cross-section of healthcare industry participants and healthcare information system vendors.

    On March 2, 1999, the pre-merger MC Informatics, Inc. ("MCIF") was merged with and into a wholly-owned subsidiary of HealthDesk Corporation ("HealthDesk") through the issuance of 5,645,230 shares of the former HealthDesk's common stock in exchange for all the outstanding common shares of MCIF pursuant to an agreement and plan of reorganization, dated August 18, 1998. In connection with the merger, HealthDesk changed its name to MC Informatics, Inc. In accordance with the agreement, upon the closing of the merger in March 1999, all of the outstanding shares of series B preferred stock of HealthDesk were converted into 2,525,000 shares of common stock.

    As HealthDesk had discontinued its operations prior to the merger, the transaction has been accounted for as a reverse acquisition whereby MCIF has been identified as the acquiring corporation. Accordingly, the accompanying financial statements reflect the accounts of MCIF for all periods presented. The accompanying financial statements include the accounts of HealthDesk from the date (March 2, 1999) of the stock-for-stock exchange.

    The 5,645,230 shares of common stock issued to acquire the common stock of MCIF are reflected in the accompanying financial statements as if the shares were issued and outstanding for all periods presented. The 9,467,845 shares retained by the original HealthDesk shareholders (including the 2,525,000 shares of common stock issued upon conversion of the HealthDesk series B preferred stock) are reflected in the accompanying financial statements as consideration issued by MCIF to acquire the net assets of HealthDesk. The historical cost of the net assets acquired and, accordingly, the recorded value of the common stock issued was $2,531,747.


2.  Restatement

    The Company previously recorded the reverse acquisition with HealthDesk as an acquisition by HealthDesk of MCIF. In June 1999, Nasdaq informed the Company that it had concluded that the merger should be accounted for as a reverse acquisition with MCIF being the acquiring corporation. Accordingly, management has determined that the accounting for the merger should be revised to comply with generally accepted accounting principles and has retroactively restated the financial statements for all periods presented to properly reflect the effects of the reverse acquisition.


3.  Notes receivable and payable -- related parties

    During 1998 and through February 1999, HealthDesk loaned amounts aggregating $1,111,819 to certain directors and officers of the Company. The funds were subsequently loaned with substantially the same terms to the Company by said directors and officers. The notes are unsecured, bear interest at 8.5%, are payable on demand, and if no demand is made then they are due one year from the date advanced through December 31, 1999. It is expected that the Company and the related parties will repay such notes within the next quarter.

4.  Lease Agreement

    On February 4, 1999, the Company entered into an agreement to lease a new corporate facility. The lease requires annual rental payments of $151,936 through March 2000, $158,296 through March 2001 and $164,656 through March 2002.

                                 Exhibit Index

          Description
          -----------

     27   Financial Data Schedule