Form 10QSB
period 1999-06-30
MC INFORMATICS INC
filed 1999-08-17
CIK 1023767

--------------------------------------------------------------------------------

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


         [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the Quarterly Period Ended JUNE 30, 1999

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



  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of August 12, 1999, there were 15,224,291 shares of the Company's Common Stock outstanding and warrants to purchase 2,175,000 shares of Common Stock outstanding.


Transitional Small Business Disclosure Format  Yes [_]  No [X]

--------------------------------------------------------------------------------

                                     INDEX

          Part I                                               Page
Item 1  Financial Statements.................................    3

Item 2  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................    3

          Part II

Item 1  Legal Proceedings....................................   10

Item 2  Changes in Securities and Use of Proceeds............   10

Item 3  Defaults Upon Senior Securities......................   10

Item 4  Submission of Matters to a Vote of Security Holders..   10

Item 5  Other Information....................................   10

Item 6  Exhibits and Reports on Form 8-K.....................   10

Item 7  Signature............................................   12

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

  Overview

  On August 18, 1998, MC Informatics, Inc., a California corporation, and certain shareholders of MC Informatics, Inc. entered into an Agreement and Plan of Reorganization with MC Acquisition Corporation, a California corporation and a wholly-owned subsidiary of HealthDesk Corporation ("Sub"), pursuant to which among other things, Sub merged with and into MC Informatics, Inc. with MC Informatics, Inc. surviving the merger and becoming a wholly-owned subsidiary of HealthDesk.

  On March 2, 1999, MC Informatics, Inc., was merged with and into a wholly-owned subsidiary of HealthDesk Corporation through the issuance of 5,645,230 shares of HealthDesk Corporation common stock in exchange for all of the outstanding common shares of MC Informatics pursuant to an Agreement and Plan of Reorganization. In connection with the merger the corporation changed its name to MC Informatics, Inc. In accordance with the agreement, upon the closing of the merger in March 1999, all of the outstanding shares of series B preferred stock of HealthDesk Corporation was converted into 2,525,000 shares of common stock.

  As a result of the foregoing, the discussion below relates to the current and historical business of MC Informatics, Inc. The statements below regarding the Company's future cash requirements are forward looking statements that are subject to risks and uncertainties, which could result in, the Company's inability to meet its funding requirements for the time period indicated.

  Results of Operations

Three Month Period Ended June 30, 1999 Compared to the Three Month Period Ended
-------------------------------------------------------------------------------
June 30, 1998
-------------

  The Company's revenues for the three months ended June 30, 1999 were $2,225,845 as compared with $647,971 for the three months ended June 30, 1998. The increase of $1,577,874 was primarily a result of an increase in the type of services performed and a 485% increase in billable personnel employed to meet contractual obligations.

  Gross profit increased to $584,495 for the three months ended June 30, 1999 from $296,959 for the same period of the previous year. Gross margin decreased from 46% for the quarter ended June 30, 1998 to 26% for the quarter ended June 30, 1999. The decrease in gross margin percentage was primarily due to the establishment of two new departments for which the Company incurred significant start up costs, principally salary and travel expenses. Gross margin also decreased because several consultants were not billable for a short period of time while they transitioned from one engagement to another.

  For the three month period ended June 30, 1999, selling, general and administrative expenses increased to $1,125,945 from $220,709 for the period ended June 30, 1998. The $905,236 increase was primarily due to the acquisition of Medical System Solutions, the relocation of the corporate headquarters and a 260% increase in personnel.

  For the three month period ended June 30, 1999 other expense increased to $128,641 from $0 for the period ended June 30, 1998. The increase was primarily due to the incremental yield on common stock issued at a discount to market to certain employees in connection with a HealthDesk private placement prior to the merger.

Six Month Period Ended June 30, 1999 compared to the Six Month Period Ended June
--------------------------------------------------------------------------------
30, 1998
--------

  The Company's revenues for the six months ended June 30, 1999 were $4,193,995 as compared with $1,221,805 for the six months ended June 30, 1998. The increase of $2,972,190 was primarily a result of an increase in the type of services performed and a 485% increase in billable personnel employed to meet contractual obligations.

  Gross profit increased to $1,300,401 for the six months ended June 30, 1999 from $513,379 for the same period of the previous year. Gross margin decreased from 42% for the six month period ended June 30, 1998 to 31% for the six month period ended June 30, 1999. The 11.0% decrease in gross margin percentage was primarily due to the expansion of operations into the Hawaii market and the establishment of two new departments which have incurred significant start up costs, principally salary and travel expenses. Gross margin also decreased because several consultants were not billable for a short period of time while they transitioned from one engagement to another.

  For the six month period ended June 30, 1999, selling, general and administrative expenses increased to $1,894,074 from $441,191 for the period ended June 30, 1998. The $1,452,883 increase was primarily due to the merger with HealthDesk Corporation, the acquisition of Medical System Solutions, the relocation of the corporate headquarters and a 206% increase in personnel.

  For the six month period ended June 30, 1999 other expense increased to $128,641 from $0 for the period ended June 30, 1998. The increase was primarily due to the incremental yield on common stock issued at a discount to market to certain employees in connection with a HealthDesk private placement prior to the merger.

  Liquidity and Capital Resources

  At June 30, 1999, the Company had cash and cash equivalents of $461,178, as compared to $17,730 at December 31, 1998. Working capital at June 30, 1999 was $1,267,312 as compared to a negative working capital of $276,834 at December 31, 1998.

  The Company's operating activities used net cash of $1,568,691 for the six months ended June 30, 1999 primarily as a result of the cash portion of the net loss and increases in accounts receivable, and in accruals partially offset by cash provided by increases in accounts payable. For the six months ended June 30, 1998, the Company's operating activities used net cash of $107,616 primarily due to an increase in accounts receivable partially offset by an increase in accruals.

  The Company's investing activities provided net cash of $1,346,247 for the six months ended June 30, 1999, while the Company did not have any investing activity for the same period of the previous year. For the current period, the Company collected proceeds of $871,267 upon the reverse acquisition and collected $1,111,819 from a related party notes receivable offset by $195,264 used to acquire Medical System Solutions, $167,751 advances to related party and $273,824 in capital expenditures related to the relocation of the Company's corporate facility.

  The Company's financing activity provided net cash of $665,892 for the six months ended June 30, 1999 while financing activities for the same period of the previous year generated net cash of $151,572. For the current period, the Company withdrew $742,211 on its revolving credit facility, collected $725,000 from a pre-merger subscription receivable offset by a $801,319 repayment of a related party note payable. Net cash provided by financing activities for the six months ended June 30, 1998, of $151,572 was due to proceeds received from a note payable to a related party.

  The Company believes that it has working capital sufficient to meet its projected cash requirements for the next twelve months. In addition, the Company obtained a $1.7 million revolving line of credit from a bank in May 1999. In the event the Company exceeds its projected cash requirements, there can be no assurance that the Company would be able to obtain public or private third-party sources of financing or that favorable terms for such financing would be obtained. In addition, given the trading history of the Company's Common Stock and warrants, there can be no assurance that the Company will be able to raise additional cash through public or private offerings of its Common Stock. There also can be no assurance that the Company's funding requirements will not increase significantly as a result of unforeseen circumstances or that the Company's cash used in operating activities will not increase.

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

  Internal infrastructure. The Company expects to identify most of the major computers, software applications, and related equipment used in connection with our internal operations that will need to be evaluated to determine if they must be modified, upgraded or replaced to minimize the possibility of a material disruption to our business by August 1999. Upon completion of such evaluation, the Company expects to commence the process of modifying, upgrading, and replacing major systems that have been assessed as adversely affected, and expects to complete this process before the occurrence of any material disruption of our business.

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

  Suppliers. The Company is in the process of contacting its third-party suppliers to resolve issues involving the year 2000 problem. However, the Company has limited or no control over the actions of these third-party suppliers. Thus, while the Company expects that it will be able to resolve any significant year 2000 problems with these third parties, there can be no assurance that these suppliers will resolve any or all year 2000 problems before the occurrence of a material disruption to the operation of its business. Any failure of these third parties to timely resolve year 2000 problems with their systems could have a material adverse effect on the Company's business, operating results and financial condition.

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

  Since the merger of MC Informatics, Inc. and HealthDesk Corporation was determined to be a reverse merger, Nasdaq required the Company to comply with initial listing requirements to remain listed on the Nasdaq Small Cap Market. As the Company did not meet the net tangible assets, net income, market capitalization and bid price requirements for initial listing requirements, the Company was delisted on June 9, 1999. As a result, the trading of the Company's securities are now conducted in the non-Nasdaq over-the-counter market. Due to the delisting, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities. Also, the trading of securities is subject to certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market liquidity of the Common Stock and the ability of holders of common stock to sell the Common Stock in the secondary market. There can be no assurance that the Company's Common Stock will be listed on Nasdaq in the foreseeable future.

  Retention and Recruitment of Professional Staff. The Company's business involves the delivery of professional services and is labor-intensive. The Company's success depends in large part upon its ability to attract, develop, motivate and retain highly skilled consultants. There is significant competition for employees with the skills required to perform the services offered by the Company from other consulting firms, healthcare providers and other healthcare industry participants, health information systems vendors, clients, systems integrators and many other enterprises. There can be no assurance that the Company will be able to attract and retain a sufficient number of highly skilled employees in the future or that it will continue to be successful in training, retaining, and motivating employees. The loss of a significant number of consultants and/or the Company's inability to hire a sufficient number of qualified consultants would adversely affect the Company's ability to secure, service and complete client engagements and could have a material adverse effect on the Company's business, operating results and financial condition.

  Client Concentration. The Company derives a significant portion of its revenues from a relatively limited number of clients. Clients will typically engage the Company on an assignment-by-assignment basis, and a client will be able to generally terminate an assignment at any time without penalty. In addition, the level of the Company's services required by any individual client can diminish over the life of its relationship with the

Company, and there can be no assurance that the Company will be successful in establishing relationships with new clients as this occurs. Moreover, there can be no assurance that the Company's clients prior to the merger with HealthDesk Corporation will continue to engage the Company for additional projects or do so at the same revenue levels. The loss of any significant client could have a material adverse effect on the Company's business, financial condition and results of operations.

  Project Risks; Limited Outsourcing Experience. Many of the Company's engagements involve projects which are critical to the operations of its clients' business and which provide benefits that may be difficult to quantify. The Company's failure to meet a client's expectations in the performance of its services could damage the Company's reputation and adversely affect its ability to attract new business. In addition, the Company could incur substantial costs and expend significant resources correcting errors in its work, and could possibly become liable for damages caused by such errors. For example, the healthcare industry faces potential difficulties with its information systems and business operations arising out of potential year 2000 problems. The Company has assisted and expects to continue to assist clients in selecting and implementing software applications for the clients' use in their business. While the Company is not aware of any existing or potential claims, the occurrence of year 2000 related system failures in the information systems or other systems of clients of the Company could involve the Company in disputes and negatively impact client relationships, which in turn could have a material adverse effect on the Company's business, financial condition and results of operations, whether or not the Company bears any responsibility, legal or otherwise, for the occurrence of those problems.

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

  Competition. The market for the Company's services is highly fragmented, highly competitive and subject to rapid change. The Company believes that it will compete principally with systems integration firms, national consulting firms, including the consulting divisions of large accounting firms, information system vendors, service groups of computer equipment companies, facilities management companies, general management consulting firms, and regional and specialty consulting firms. Many of these competitors have significantly greater financial, technical and marketing resources than the Company, generate greater revenues and have greater name recognition than the Company. Moreover, those competitors that sell or license their own software may in the future attempt to limit or eliminate the use of third party consultants, such as the Company, to implement and/or customize such software. In addition, vendors whose systems may enjoy wide market acceptance and large market share could enter into exclusive or restrictive agreements with other consulting firms which could eliminate or substantially reduce the Company's implementation work for those systems. There are relatively low barriers to entry into the Company's markets, and the Company faces and expects to face additional competition from new entrants into the healthcare consulting industry. In addition, combinations and consolidations in the consulting industry will give rise to large competitors whose relative strengths are impossible to predict. The Company also competes with its clients' internal resources, particularly where these resources represent a fixed cost to the client. This internal client competition may heighten as consolidation of healthcare providers creates organizations large enough to support more sophisticated internal information management capabilities. There can be no assurance that the Company will be able to compete effectively with current and future competitors or that competitive pressures (including wage pressures as the consultant labor market tightens) faced by the Company will not cause the Company's revenue or operating margins to decline or otherwise materially adversely affect its business, financial condition and results of operations.

  Limited Revenues: Significant and Continuing Losses. The Company has not achieved annual profitability and management cannot be certain that the Company will realize sufficient revenue to achieve profitability. There can be no assurance that the Company will be able to generate meaningful revenues or achieve profitable operations.

  Negative Cash Flow; Need for Additional Financing. The Company's capital requirements relating to its professional services organization are expected to be significant. The Company believes that its internally generated working capital together with the $1.7 million bank revolving line of credit will be sufficient to meet its projected cash requirements for the next 12 months. There can be no assurance, however, that the Company will be able to obtain public or private third-party sources of financing or, if obtained, that favorable terms for such financing would be obtained. In addition, given the trading history of the Company's Common Stock and warrants, there can be no assurance that the Company will be able to raise additional cash through public or private offerings of its common stock. There also can be no assurance that the Company's funding requirements will not increase significantly as a result of unforeseen circumstances or that the Company's cash used in operating activities will not increase. Any of these developments could materially adversely affect the Company's business, financial condition and operating results.

  Outstanding Options. As of June 30, 1999, the Company had outstanding options to purchase an aggregate of 2,381,900 shares of common stock at exercise prices ranging from $1.00 to $5.00. Exercise of any of the aforementioned options may have a dilutive effect on the Company's shareholders. Furthermore, the terms upon which the Company may be able to obtain additional equity financing may be adversely affected, since the holders of the options can be expected to exercise them at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided in the options.

  No Dividends. To date, the Company has not paid any cash dividends and does not expect to declare or pay dividends on common stock in the foreseeable future.

  Authorized Preferred Stock. The Company's Restated Articles of Incorporation authorize the Company's board of directors to issue 3,000,000 shares of "blank check" preferred stock and to fix the rights and restrictions, including voting rights, of these shares, without further shareholder approval. The rights of the holders of the Company's Common Stock will be subject to and may be adversely affected by the rights of holders of any preferred stock that may be issued in the future. The ability to issue Preferred Stock without shareholder approval could have the effect of making it more difficult for a third party to acquire a majority of the voting stock of the Company thereby delaying, deferring or preventing a change in control of the Company.

  Volatility of Stock and Warrants Prices. The Company's common stock and warrants to purchase common stock have experienced substantial price fluctuations. In addition, the stock market has experienced significant price and volume fluctuations that have especially affected the market prices of equity securities of many companies, which often have been unrelated to the operating performance of such companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, operating results and financial condition. These broad market fluctuations may adversely affect the market price of the Company's Common Stock and warrants.

                                    Part II

Item 1.   Legal Proceedings.

  None.

Item 2.   Changes in Securities and Use of Proceeds.

(c) Recent Sales of Unregistered Securities

  None.

Item 3.   Defaults Upon Senior Securities.

  None.

Item 4.   Submission of Matters to a Vote of Security Holders.

  1. MC Informatics, Inc. held an annual Meeting of the Shareholders on May 24, 1999. The shareholders voted on the following proposals:

     (1) To consider and vote upon the election of the Board of Directors of the Company to serve for the ensuing year. The Board of Directors consists of five (5) directors, and the Board of Directors nominated those persons set forth in the Proxy Statement for this Meeting. The five (5) nominees were:

                                  Bill Childs
                               Joseph R. Dunham
                                 David Joiner
                                 John Papajohn
                                  Bruce Ryan

                                        For     Against  Abstain
                                     ---------  -------  -------
          Bill Childs                9,769,266     0        0
          Joseph R. Dunham           9,769,266     0        0
          David Joiner               9,769,266     0        0
          John Pappajohn             9,769,266     0        0
          Bruce Ryan                 9,769,266     0        0


     (2) To consider and vote upon the ratification of the selection of BDO Seidman, LLP as the independent auditors of the Company for the fiscal year ending December 31, 1999. The proposal was approved by the following vote:

                       For                    Against                Abstain
                    ---------                 -------                -------

                    9,769,266                    0                      0


Item 5.   Other Information.

  Not applicable

Item 6.   Exhibits and Reports on Form 8-K/A.

     a) Exhibits:
          27  Financial Data Schedule

     b) Form 8-K

          On May 17, 1999, the Company filed a Form 8-K/A in connection with the merger of MC Informatics, Inc. and HealthDesk Corporation.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

MC Informatics, Inc.


By:  /s/Jeffrey Pollard, C.P.A.          Date: August 10, 1999
     --------------------------
     Jeffrey Pollard
     Chief Financial Officer and Chief Accounting
      Officer

                             MC INFORMATICS, INC.

                        Condensed Financial Statements

                                   CONTENTS

                                                                           Page
                                                                           ----
Condensed Balance Sheet as of June 30, 1999 (unaudited) ................    F-2

Condensed Statements of Operations for the three months and six months
 ended June 30, 1999 and 1998 (unaudited)...............................    F-3

Condensed Statements of Cash Flows for the six months
 ended June 30, 1999 and 1998 (unaudited)...............................    F-4

Notes to Condensed Financial Statements.................................    F-5

                             MC INFORMATICS, INC.
                            CONDENSED BALANCE SHEET
                                 JUNE 30, 1999
                                  (UNAUDITED)

                                    ASSETS

 Current assets:
    Cash and cash equivalents.................................   $   461,178
    Note receivable - related party...........................       175,036
    Accounts receivable, net..................................     1,955,266
    Inventories...............................................        47,693
    Prepaid expenses and other current assets.................       202,984
                                                                 -----------
 Total current assets.........................................     2,842,157
 Property and equipment, net..................................       289,448
 Goodwill, net................................................       438,521
 Other assets.................................................        61,820
                                                                 -----------
               Total assets...................................   $ 3,631,946
                                                                 ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Note payable to bank......................................   $   600,000
    Accounts payable..........................................       578,900
    Accrued liabilities.......................................       395,945
                                                                 -----------
 Total current liabilities....................................     1,574,845
 Long term debt...............................................       142,211
                                                                 -----------

     Total liabilities........................................   $ 1,717,056
                                                                 -----------

 Commitments and contingencies

 Shareholders' equity:
    Common stock..............................................     2,958,153
    Accumulated deficit.......................................    (1,043,263)
                                                                 -----------
     Total shareholders' equity...............................     1,914,890
                                                                 -----------
      Total liabilities and shareholders' equity..............   $ 3,631,946
                                                                 ===========

           See accompanying notes to condensed financial statements.

                             MC INFORMATICS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                   Three Months Ended June 30,    Six Months Ended June 30,
                                                        1999           1998          1999           1998
                                                   -------------   ------------  ------------   -----------
Revenues.........................................    $ 2,225,845     $  647,971   $ 4,193,995    $1,221,805
Direct expenses..................................      1,641,350        351,012     2,893,594       708,426
                                                     -----------     ----------   -----------    ----------
   Gross profit..................................        584,495        296,959     1,300,401       513,379

Selling, general and  administrative
 expenses........................................      1,125,945        220,709     1,894,074       441,191
                                                     -----------     ----------   -----------    ----------
Income (loss) from operations....................       (541,450)        76,250      (593,673)       72,188

Other expense....................................        128,641             --       128,641            --
                                                     -----------     ----------   -----------    ----------
Income (loss) before provision for income taxes         (670,091)        76,250      (722,314)       72,188
Provision for income taxes.......................            400             --           800            --
                                                     -----------     ----------   -----------    ----------

Net income (loss)................................    $  (670,491)    $   76,250   $  (723,114)   $   72,188
                                                     ===========     ==========   ===========    ==========

Net income (loss) per share, basic and diluted            $(0.04)         $0.01        $(0.06)        $0.01
                                                     ===========     ==========   ===========    ==========
Weighted average number of shares of
common stock, basic and diluted..................     15,149,740      5,645,230    11,975,663     5,645,230
                                                     ===========     ==========   ===========    ==========

           See accompanying notes to condensed financial statements.

                             MC INFORMATICS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                  Six Months Ended June 30,
                                                                1999                    1998
                                                            -----------              ---------
Cash flows from operating activities:
 Net income (loss)..................................        $  (723,114)             $  72,189
 Adjustments to reconcile net income (loss)
      to net cash used in operating activities:
  Depreciation and amortization.....................             34,505
  Non cash financing cost associated with discounted
      common stock..................................            131,250
  Stock option issued as compensation...............             20,693
  Changes in operating assets and liabilities:
   Accounts receivable..............................           (988,480)              (231,048)
   Prepaid expenses and other current assets........            (96,229)                     --
     Other assets...................................            (35,027)                    --
   Accounts payable.................................            356,344                 (6,502)
   Accrued expenses.................................           (268,633)                57,745
                                                            -----------              ---------
    Net cash used in operating activities...........         (1,568,691)              (107,616)
                                                            -----------              ---------
Cash flows from investing activities:
 Purchases of property and equipment................           (273,824)                    --
 Proceeds received upon reverse acquisition.........            871,267                     --
 Collection of notes receivable from related party..          1,111,819
 Advances to shareholders...........................           (167,751)                    --
 Acquisition of Medical Systems Solutions...........           (195,264)                    --
                                                            -----------              ---------
    Net cash provided by investing activities.......          1,346,247                     --
                                                            -----------              ---------
Cash flows from financing activities:
 Repayment of notes payable to related party........           (801,319)                    --
 Proceeds from related party note payable...........                                   151,572
 Collection of pre-merger subscription receivable...            725,000                     --
 Net proceeds from note payable to bank.............            600,000                     --
 Proceeds from long term debt.......................            142,211
                                                            -----------              ---------
    Net cash provided by financing activities.......            665,892                151,572
                                                            -----------              ---------
    Net increase in cash and cash equivalents.......            443,448                 43,956

Cash and cash equivalents at beginning of period....             17,730                     --
                                                            -----------              ---------
Cash and cash equivalents at end of period..........        $   461,178              $  43,956
                                                            ===========              =========

           See accompanying notes to condensed financial statements.

                             MC INFORMATICS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

1.  Basis of Presentation and Business

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited condensed financial statements include all adjustments, consisting of all normal recurring adjustments, which are in the opinion of management necessary to fairly state the financial position as of June 30, 1999 and the results of operations and cash flows for the related interim periods ended June 30, 1999 and 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999 or any other period.

     The accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed on May 17,1999 as part of the Company's current report on Form 8-K/A. This quarterly report should be read in conjunction with such current report.

     MC Informatics, Inc. (the "Company") is a healthcare consulting firm, which was established in April 1997 and provides a wide range of information technology, strategic and operations management consulting services to a broad cross-section of healthcare industry participants and healthcare information system vendors.

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

     As HealthDesk had no significant operations prior to the merger, the transaction has been accounted for as a reverse acquisition whereby MCIF has been identified as the acquiring corporation. Accordingly, the accompanying financial statements reflect the accounts of MCIF for all periods presented. The accompanying financial statements include the accounts of HealthDesk from the date (March 2, 1999) of the stock-for-stock exchange.

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

2.  Notes receivable and payable - related parties

     During 1998 and through February 1999, HealthDesk loaned amounts aggregating $1,111,819 to certain directors and officers of the Company. The funds were subsequently loaned with substantially the same terms to the Company by said directors and officers. The notes were unsecured bearing interest at 8.5%. As of June 30, 1999, the notes receivable and notes payable were collected and repaid in full.

3.  Note Payable to Bank and Long Term Debt

    On May 28, 1999, the Company entered into an agreement with a bank for a revolving line of credit of up to $1,700,000, which includes a $200,000 sub-facility for an equipment term loan and a $150,000 sub-limit for the issuance of commercial or standby letters of credit. In connection with the line of credit, the Company issued 50,0000 warrants to purchase the Company's common stock, exercisable at $2.87 per share and expiring May 27, 2004. The Company has ascribed an estimated fair value to these warrants aggregating $38,966 which was capitalized at the date of issuance and is amortized over the term of the revolving line of credit. As of June 30, 1999 the Company had drawn $600,000 on the credit line and $142,211 on the equipment term loan.

The line of credit is collateralized by substantially all assets of the Company and bears interest at the bank's prime rate plus 1.50%. The revolving line of credit and the standby letters of credit are payable in monthly installments for interest only, with the unpaid principle balance and accrued interest due at May 26, 2000. The equipment term loan is payable in monthly installments for interest only, with the unpaid principle balance and accrued interest due at May 26, 2003. The credit agreement requires the Company to meet certain financial ratios and covenants. As of June 30, 1999, the Company was in compliance with all covenants.

4.  Acquisition

    Effective June 1, 1999, the Company acquired substantially all of the assets of Medical Systems Solutions, Inc. pursuant to the terms of an Asset Purchase Agreement. The assets purchased include inventory of computer hardware and software programs, computer equipment and all of the current customer contracts of Medical Systems Solutions, Inc. The purchase price for the acquisition included the issuance of 111,216 shares of common stock (with a fair value of $305,844) and a cash payment of $195,264. The cost in excess of the net assets acquired was $438,415 which is being amortized on a straight-line basis over the estimated useful life of five years.