Form 10QSB
period 1999-09-30
MC INFORMATICS INC
filed 1999-11-12
CIK 1023767

--------------------------------------------------------------------------------


                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


         [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1999

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



  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of November 8, 1999, there were 15,469,291 shares of the Company's Common Stock outstanding and warrants to purchase 2,175,000 shares of Common Stock outstanding.


Transitional Small Business Disclosure Format  Yes [_]  No [X]

--------------------------------------------------------------------------------

                                     INDEX



          Part I                                               Page

Item 1  Financial Statements.....................................3

Item 2  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.....................3

          Part II

Item 1  Legal Proceedings.......................................12

Item 2  Changes in Securities and Use of Proceeds...............12

Item 3  Defaults Upon Senior Securities.........................12

Item 4  Submission of Matters to a Vote of Security Holders.....12

Item 5  Other Information.......................................12

Item 6  Exhibits and Reports on Form 8-K........................12

Item 7  Signature...............................................13

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

  Overview

  On August 18, 1998, MC Informatics, Inc., a California corporation, and certain shareholders of MC Informatics, Inc. entered into an Agreement and Plan of Reorganization (the "Agreement") with MC Acquisition Corporation, a California corporation and a wholly-owned subsidiary of HealthDesk Corporation ("Sub").

  On March 2, 1999, pursuant to the terms of the Agreement, MC Informatics, Inc., was merged with and into the Sub through the issuance of 5,645,230 shares of HealthDesk Corporation common stock in exchange for all of the outstanding shares of common stock of MC Informatics pursuant to the terms of the Agreement. In connection with the merger, the surviving corporation changed its name to MC Informatics, Inc. and, unless otherwise noted, the surviving Corporation is referred to herein as the Company. In addition, in accordance with the Agreement, upon the closing of the merger in March 1999, all of the outstanding shares of series B preferred stock of HealthDesk Corporation were converted into 2,525,000 shares of the Company's common stock.

   As a result of the foregoing, the discussion below relates to the current and historical business of MC Informatics, Inc. The statements below regarding the Company's future cash requirements are forward looking statements that are subject to risks and uncertainties, which could result in, the Company's inability to meet its funding requirements for the time period indicated.

Results of Operations

Three Month Period Ended September 30, 1999 Compared to the Three Month Period Ended September 30, 1998
-------------------------------------------------------------------------------

  The Company's revenues for the three months ended September 30, 1999 were $2,471,756 as compared with $1,084,294 for the three months ended September 30, 1998. The increase of $1,387,462 was primarily a result of an increase in the type of services performed and an increase in the number of billable personnel employed by the Company to meet contractual obligations.

  Gross profit increased to $442,538 for the three months ended September 30, 1999 from $306,142 for the same period of the previous year. Gross margin decreased from 28% for the quarter ended September 30, 1998 to 18% for the quarter ended September 30, 1999. The decrease in gross margin was primarily due to the establishment of two new departments, Physician Care and Clinical Care, for which the Company incurred significant start up costs, principally salary and travel expenses without realizing substantial gross revenues yet. Gross margin also decreased because several consultants were not billable for a period of time while they transitioned from one engagement to another.

  For the three months ended September 30, 1999, selling, general and administrative expenses increased to $1,079,289 from $408,667 for the three months ended September 30, 1998. The $670,622 increase was primarily due to costs incurred in connection with the acquisition of Medical System Solutions and an increase in personnel, increasing corporate overhead.

  For the three month period ended September 30, 1999, other expense increased to $23,364 from $3,800 for the period ended September 30, 1998. The increase was primarily due to interest expense incurred from the Company's line of credit.

Nine Month Period Ended September 30, 1999 Compared to the Nine Month Period Ended September 30, 1998
-------------------------------------------------------------------------------

  The Company's revenues for the nine months ended September 30, 1999 were $6,665,751 as compared with $2,306,099 for the nine months ended September 30, 1998. The increase of $4,359,652 was primarily a result of an increase in the type of services performed and an increase in the number of billable personnel employed by the Company, from 35 to 56, to meet contractual obligations.

  Gross profit increased to $1,742,939 for the nine months ended September 30, 1999 from $819,521 for the same period of the previous year. Gross margin decreased from 36% for the nine month period ended September 30, 1998 to 26% for the nine month period ended September 30, 1999. The decrease in gross margin was primarily due to the expansion of the Company's operations into the Hawaii market and the establishment of two new departments, Physician Care and Clinical Care, which have incurred significant start up costs, principally salary and travel expenses. Gross margin also decreased because several consultants were not billable for a short period of time while they transitioned from one engagement to another.

  For the nine month period ended September 30, 1999, selling, general and administrative expenses increased to $2,973,363 from $849,858 for the nine month period ended September 30, 1998. The $2,123,505 increase was primarily due to the merger with HealthDesk Corporation in March 1999, the acquisition of Medical System Solutions in June, 1999, the relocation of the Company's corporate headquarters and an increase from 10 to 27 in personnel.

  For the nine month period ended September 30, 1999, other expense increased to $152,005 from $3,800 for the nine month period ended September 30, 1998. The increase was primarily due to the incremental yield on common stock issued at a discount to market to certain employees in connection with a private placement by HealthDesk Corporation prior to the merger with MC Informatics, Inc. in March 1999, and interest expense incurred on the line of credit.

  Liquidity and Capital Resources

  At September 30, 1999, the Company had cash and cash equivalents of $0, as compared to $17,730 at December 31, 1998. Working capital at September 30, 1999 was $598,826 as compared to a negative working capital of $276,834 at December 31, 1998.

  The Company's operating activities used net cash of $2,054,019 for the nine months ended September 30, 1999 primarily as a result of the cash portion of the net loss and increases in accounts receivable and decreases in accrued liabilities partially offset by cash provided by increases in accounts payable. For the nine months ended September 30, 1998, the Company's operating activities used net cash of $344,759 primarily due to an increase in accounts receivable partially offset by an increase in accrued liabilities and accounts payable.

  The Company's investing activities provided net cash of $1,245,397 for the nine months ended September 30, 1999, while the Company used net cash of $2,730 for the same period of the previous year. For the current period, the Company received proceeds of $871,267 upon the reverse merger with HealthDesk Corporation and collected $1,111,819 from related party notes receivable which amounts were offset by $195,264 used to acquire Medical System Solutions, $172,085 in advances to related parties, and $370,340 in capital expenditures, primarily related to the relocation of the Company's corporate facility.

  The Company's financing activities provided net cash of $790,892 for the nine months ended September 30, 1999 while financing activities for the same period of the previous year generated net cash of $372,000. For the current period, the Company received proceeds aggregating $867,211 on its revolving credit facility, and long term debt, collected $725,000 from a pre-merger subscription receivable and repaid $801,319 on a related party note payable. The Company's financing activities provided net cash of $372,000 for the nine months ended September 30, 1998, relating to proceeds received from a note payable to a related party.

  The Company obtained a $1.7 million revolving line of credit from a bank in May 1999. In October, the remaining amount available under the line of credit was utilized for the acquisition of Inteck, Inc. The Company believes that it will have to obtain additional funds to meet its projected cash requirements for the next twelve months. However, there can be no assurance that the Company will be able to secure additional financing with reasonable terms, if at all or that the

Company's funding requirements will not increase significantly as a result of unforeseen circumstances or that the Company's cash used in operating activities will not increase.

  In the event the Company exceeds its projected cash requirements, there can be no assurance that the Company would be able to obtain public or private third-party sources of financing or that favorable terms for such financing would be available. In addition, given the trading history of the Company's Common Stock and warrants to purchase common stock, there can be no assurance that the Company will be able to raise additional cash through public or private offerings of its Common Stock.

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

  Internal infrastructure. The Company believes that all of its significant internal information technology systems are currently year 2000 compliant and, accordingly, does not anticipate any significant expenditures to replace existing internal use systems.

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

  Because the Company concluded that the merger of MC Informatics, Inc. with HealthDesk Corporation constituted a reverse merger, Nasdaq required the Company to comply with the initial listing requirements to remain listed on the Nasdaq Small Cap Market. Since the Company did not meet these initial listing requirements, the Company was delisted on June 9, 1999. As a result, the trading of the Company's securities is now conducted in the non-Nasdaq over-the-counter market. Due to the delisting, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities. Also, the trading of securities is subject to certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market liquidity of the Common Stock and the ability of holders of common stock to sell the Common Stock in the secondary market. There can be no assurance that the Company's Common Stock will be listed on Nasdaq in the foreseeable future.

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

  Competition. The market for the Company's services is highly fragmented, highly competitive and subject to rapid change. The Company believes that it will compete principally with systems integration firms, national consulting firms, including the consulting divisions of large accounting firms, information system vendors, service groups of computer equipment companies, facilities management companies, general management consulting firms, and regional and specialty consulting firms. Many of these competitors have significantly greater financial, technical and marketing resources than the Company, generate greater revenues and have greater name recognition than the Company. Moreover, those competitors that sell or license their own software may in the future attempt to limit or eliminate the use of third party consultants, such as the Company, to implement and/or customize such software. In addition, vendors whose systems may enjoy wide market acceptance and large market share could enter into exclusive or restrictive agreements with other consulting firms which could eliminate or substantially reduce the Company's implementation work for those systems. There are relatively low barriers to entry into the Company's markets, and the Company faces and expects to face additional competition from new entrants into the healthcare consulting industry. In addition, combinations and consolidations in the consulting industry will give rise to large competitors whose relative strengths are impossible to predict. The Company also competes with its clients' internal resources, particularly where these resources represent a fixed cost to the client. This internal client competition may heighten as consolidation of healthcare providers creates organizations large enough to support more sophisticated internal information management capabilities. There can be no assurance that the Company will be able to compete effectively with current and future competitors or that competitive pressures, including wage pressures as the consultant labor market tightens, faced by the Company will not cause the Company's revenue, or operating margins to decline.

  Limited Revenues: Significant and Continuing Losses. The Company has not achieved annual profitability and management cannot be certain that the Company will realize sufficient revenues to achieve profitability. There can be no assurance that the Company will be able to generate meaningful revenues or achieve profitable operations.

  Year 2000 Issues. Apprehension in the marketplace over year 2000 compliance issues may lead businesses, including the customers of the Company to defer significant capital investment in information technology programs. They could elect to defer those investments because they decide to focus their capital budgets on the expenditures necessary to bring their own existing systems into compliance. If these deferrals are significant, the Company may not achieve expected revenue or earnings levels.

  Negative Cash Flow; Need for Additional Financing. The Company obtained a $1.7 million revolving line of credit from a bank in May 1999. In October, the remaining amount available under the line of credit was utilized for the acquisition of Inteck, Inc. The Company believes that it will have to obtain additional funds to meet its projected cash requirements for the next twelve months. The Company's capital requirements relating to its professional services organization are expected to be significant. There can be no assurance that the Company will be able to secure additional financing with reasonable terms, if at all or that the Company's funding requirements will not increase significantly as a result of unforeseen circumstances or that the Company's cash used in operating activities will not increase. In the event the Company exceeds its projected cash requirements, there can be no assurance that the Company would be able to obtain public or private third-party sources of financing or, that favorable terms for such financing would be available. In addition, given the trading history of the Company's Common Stock and warrants to purchase common stock, there can be no assurance that the Company will be able to raise additional cash through public or private offerings of its common stock. Any of these developments could materially adversely affect the Company's business, financial condition and operating results.

  Outstanding Options. As of September 30, 1999, the Company had outstanding options to purchase an aggregate of 2,524,114 shares of common stock at exercise prices ranging from $1.00 to $5.00. Exercise of any of the aforementioned options may have a dilutive effect on the Company's shareholders. Furthermore, the terms upon which the Company may be able to obtain additional equity financing may be adversely affected, since the holders of the options can be expected to exercise them at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided in the options.

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

  None.


Item 5.   Other Information.

  Not applicable

Item 6.   Exhibits and Reports on Form 8-K.

     a)  Exhibits:
          27  Financial Data Schedule


     b)  Form 8-K

          On July 14, 1999, the Company filed a Form 8-K in connection with the acquisition of Medical System Solutions.

          On September 28, 1999, the Company filed a Form 8-K/A Amendment #2 in connection with the merger of MC Informatics, Inc. and HealthDesk Corporation.

                                   SIGNATURE

  In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MC Informatics, Inc.


By:  /s/ Jeffrey Pollard, C.P.A.          Date: November 10, 1999
     ---------------------------
     Jeffrey Pollard
     Chief Financial Officer and Chief Accounting
      Officer

                             MC INFORMATICS, INC.

                        Condensed Financial Statements

                                   CONTENTS

                                                                           Page
                                                                           ----
Condensed Balance Sheet as of September 30, 1999 (unaudited)..............  F-2

Condensed Statements of Operations for the three months and nine months ended September 30, 1999 and 1998 (unaudited)............................  F-3

Condensed Statements of Cash Flows for the nine months
 ended September 30, 1999 and 1998 (unaudited)............................  F-4

Notes to Condensed Financial Statements (unaudited).......................  F-5

                             MC INFORMATICS, INC.
                            CONDENSED BALANCE SHEET
                              SEPTEMBER 30, 1999
                                  (UNAUDITED)

                                    ASSETS

Current assets:
 Cash and cash equivalents.................................     $         -
 Accounts receivable, net..................................       1,955,754
 Note receivable from related party........................         179,370
 Inventories...............................................          47,693
 Prepaid expenses and other current assets.................         198,797
                                                                -----------
Total current assets.......................................       2,381,614
 Property and equipment, net...............................         361,452
 Goodwill, net.............................................         413,387
 Other assets..............................................          60,117
                                                                -----------
       Total assets........................................     $ 3,216,570
                                                                ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Note payable to bank......................................     $   725,000
 Accounts payable..........................................         641,676
 Accrued liabilities.......................................         416,112
                                                                -----------
Total current liabilities..................................       1,782,788
Long-term debt.............................................         142,211
                                                                -----------
  Total liabilities........................................     $ 1,924,999
                                                                -----------
Shareholders' equity:
 Common stock..............................................       2,995,349
 Accumulated deficit.......................................      (1,703,778)
                                                                -----------
  Total shareholders' equity...............................       1,291,571
                                                                -----------
  Total liabilities and shareholders' equity..............      $ 3,216,570
                                                                ===========

           See accompanying notes to condensed financial statements.

                             MC INFORMATICS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                 Three Months                         Nine Months
                                                             Ended September 30,                  Ended September 30,
                                                               1999          1998                  1999         1998
                                                         ------------    -------------         ------------  -----------
Revenues..............................................   $ 2,471,756     $  1,084,294          $ 6,665,751   $2,306,099
Direct expenses.......................................     2,029,218          778,152            4,922,812    1,486,578
                                                         -----------     ------------          -----------   ----------
  Gross profit........................................       442,538          306,142            1,742,939      819,521

Selling, general and  administrative
 expenses.............................................     1,079,289          408,667            2,973,363      849,858
                                                         -----------     ------------          -----------   ----------
Loss from operations..................................      (636,751)        (102,525)          (1,230,424)     (30,337)
Other expense.........................................        23,364            3,800              152,005        3,800
                                                         -----------     ------------          -----------   ----------
Loss before provision
 for income taxes.....................................      (660,115)        (106,325)          (1,382,429)     (34,137)

Provision for income taxes............................           400               --                1,200           --
                                                         -----------     ------------          -----------   ----------

Net loss..............................................   $  (660,515)    $   (106,325)         $(1,383,629)  $  (34,137)
                                                         ===========     ============          ===========   ==========

Net loss per share,
basic and diluted                                        $     (0.04)    $      (0.02)         $     (0.11)  $    (0.01)
                                                         ===========     ============          ===========   ==========
Weighted average number of shares of
common stock, basic and diluted.......................    15,224,291        5,645,230           13,066,530    5,645,230
                                                         ===========     ============          ===========   ==========

           See accompanying notes to condensed financial statements.

                             MC INFORMATICS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                    Nine Months Ended September 30,
                                                                        1999             1998
                                                                      ----------     -----------
Cash flows from operating activities:
Net loss........................................................     $(1,383,629)      $ (34,137)
Adjustments to reconcile net loss
    to net cash used in operating activities:
 Depreciation and amortization..................................          86,091           7,425
 Non cash financing cost associated with discounted
    common stock................................................         131,250              --
 Stock option compensation expense..............................          48,792              --
 Changes in operating assets and liabilities:
  Accounts receivable...........................................        (988,968)       (526,071)
  Prepaid expenses and other current assets.....................         (84,885)          2,048
  Other assets..................................................         (33,324)         (7,725)
  Accounts payable..............................................         419,120          44,077
  Accrued liabilities...........................................        (248,466)        169,624
                                                                     -----------       ---------
   Net cash used in operating activities........................      (2,054,019)       (344,759)
                                                                     -----------       ---------
Cash flows from investing activities:
Purchases of property and equipment.............................        (370,340)         (2,730)
Proceeds received upon reverse acquisition......................         871,267              --
Collection of notes receivable from related party...............       1,111,819
Advances to related party.......................................        (172,085)             --
Acquisition of Medical Systems Solutions........................        (195,264)             --
                                                                     -----------       ---------
   Net cash provided by (used in)
     Investing activities.......................................       1,245,397          (2,730)
                                                                     -----------       ---------
Cash flows from financing activities:
Repayment of notes payable to related party.....................        (801,319)             --
Proceeds from related party note payable........................                         372,000
Collection of pre-merger subscription receivable................         725,000              --
Net proceeds from note payable to bank..........................         725,000              --
Proceeds from long-term debt....................................         142,211              --
                                                                     -----------       ---------
   Net cash provided by financing activities....................         790,892         372,000
                                                                     -----------       ---------
   Net increase in cash and cash equivalents....................         (17,730)         24,511

Cash and cash equivalents at beginning of period................          17,730              --
                                                                     -----------       ---------
Cash and cash equivalents at end of period......................     $        --       $  24,511
                                                                     ===========       =========

           See accompanying notes to condensed financial statements.

                             MC INFORMATICS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

1.  Basis of Presentation and Business

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited condensed financial statements include all adjustments, consisting of all normal recurring adjustments, which are in the opinion of management necessary to fairly state the financial position as of September 30, 1999 and the results of operations and cash flows for the related interim periods ended September 30, 1999 and 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999 or any other period.

     The accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed on May
17, 1999 as part of the Company's current report on Form 8-K/A. This quarterly report should be read in conjunction with such current report.

     The Company is a healthcare consulting firm, which was established in April 1997 and provides a wide range of information technology, strategic and operations management consulting services to a broad cross-section of healthcare industry participants and healthcare information system vendors.

     On March 2, 1999, MC Informatics, Inc., a California Corporation, ("MCIF") was merged with and into a wholly-owned subsidiary of HealthDesk Corporation ("HealthDesk") through the issuance of 5,645,230 shares of HealthDesk's common stock in exchange for all the outstanding common shares of MCIF pursuant to the terms of an Agreement and Plan of Reorganization, dated August 18, 1998 (the "Agreement"). In connection with the merger, HealthDesk changed its name to MC Informatics, Inc. In accordance with the Agreement, upon the closing of the merger in March 1999, all of the outstanding shares of series B preferred stock of HealthDesk were converted into 2,525,000 shares of common stock.

     As HealthDesk had no significant operations prior to the merger, the transaction has been accounted for as a reverse acquisition whereby MCIF has been identified as the acquiring corporation for financial reporting purposes. Accordingly, the accompanying financial statements reflect the accounts of MCIF for all periods presented. The accompanying financial statements include the accounts of HealthDesk from the date of the stock-for-stock exchange (March 2, 1999).

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

     As used herein, the term the Company refers to the entity resulting from the merger of MCIF and HealthDesk Corporation.

2.  Notes receivable and payable - related parties

     During 1998 and through February 1999, HealthDesk loaned amounts aggregating $1,111,819 to certain of its directors and officers. These funds were subsequently loaned on substantially the same terms back to the Company by said directors and officers. The notes were unsecured bearing interest at 8.5%. As of September 30, 1999, the notes receivable and notes payable had been collected and repaid in full.

3.  Note Payable to Bank and Long Term Debt

     On May 28, 1999, the Company entered into an agreement with a bank for a revolving line of credit of up to $1,700,000, which includes a $200,000 sub-facility for an equipment term loan and a $150,000 sub-limit for the issuance of commercial or standby letters of credit. In connection with the line of credit, the Company issued warrants to purchase 50,000 shares of the Company's common stock, exercisable at $2.87 per share and expiring on May 27, 2004. The Company has ascribed an estimated fair value to these warrants aggregating $38,966 which was capitalized at the date of issuance and is amortized over the term of the revolving line of credit. As of September 30, 1999, the Company had drawn $725,000 on the credit line and $142,211 on the equipment term loan.

   The line of credit is collateralized by substantially all assets of the Company and bears interest at the bank's prime rate plus 1.50%. The revolving line of credit and the standby letters of credit are payable in monthly installments of interest only, with the unpaid principal balance and accrued interest due at May 26, 2000. The equipment term loan is payable in monthly installments of interest only, commencing on June 5, 1999 continuing to maturity. Commencing on June 5, 2000, the principal balance is payable in thirty six equal monthly payments, with the unpaid principal balance and accrued interest due at May 26, 2003.

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

5.  Subsequent Event

     On October 1, 1999, the Company acquired all of the outstanding stock of HSG Acquisition, Inc. (dba Inteck, Inc.) pursuant to the terms of a Stock Purchase Agreement for a purchase price of $1,812,500. The purchase price for the acquisition included the issuance of 245,000 shares of the Company's Common Stock valued at $2.50 per share (fair market value), an additional issuance of 120,000 shares of Common Stock valued at $2.50 per share on January 5, 2000, a cash payment of $300,000 and a promissory note for $600,000 bearing interest at the rate of 8.5% per annum commencing October 1, 1999. The terms of the promissory note include an interest only payment of $13,413 due on January 5, 2000, and nine monthly payments of principal and interest of $36,650 commencing January 5, 2000, with a balloon payment of $300,000 due on October 1, 2000.

     In October 1999, certain officers and directors loaned an aggregate amount of $500,000 to the Company. The notes are unsecured, bear interest at 10.0% per annum and are payable with a $200,000 installment on December 31, 1999 and the remaining balances are payable upon demand and if no demand is made, then they are due one year from the date advanced.