Form 10KSB
period 1999-12-31
MC INFORMATICS INC
filed 2000-04-14
CIK 1023767

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-KSB
(Mark One)
|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999 or

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from           to
                                                         ---------    ---------

                         Commission File Number 0-21819
                            ------------------------
                              MC INFORMATICS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

               CALIFORNIA                                  94-3165144
     (State or other jurisdiction of                    (I.R.S. Employer
     Incorporation or organization)                    Identification No.)

          18881 Von Karman Avenue, Suite 100, Irvine, California 92612
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

                              ---------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. YES [ ] NO |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year was $8,570,347.

As of April 10, 2000, the aggregate market value of MC Informatics' voting stock held by non-affiliates was approximately $5,131,784. As of April 10, 2000, there were 15,589,291 shares of MC Informatics' common stock outstanding and warrants to purchase 2,345,000 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of MC Informatics' fiscal year and relating to MC Informatics' 2000 Annual Meeting of Shareholders are incorporated by reference into Items 9-12 of Part III of this Form 10-KSB.

================================================================================

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS.

FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB contains certain forward-looking statements based on the Company's current expectations about the Company and the healthcare industry. These forward-looking statements are identifiable by use of words such as "expect," "anticipate," "estimate," "believe," "intend," "plan" and other similar expressions. These forward-looking statements involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors described in the "Risk Factors" section of Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document. The Company undertakes no obligation publicly to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

BACKGROUND

         MC Informatics, Inc. (the "Company") is a provider of business-to-business applications services, consulting services and information technology solutions to the healthcare industry. The Company was established in August 1992 under the name HealthDesk Corporation ("HealthDesk"). In 1998, HealthDesk underwent a major change in its strategic direction through the implementation of a plan to discontinue its then-current operations and to sell substantially all of its assets, including its HealthDesk online operations and substantially all of its intellectual property rights, inventories, certain office equipment and packaged software to Patient Infosystems, Inc. ("PATI"). In August 1998, HealthDesk entered into an Agreement and Plan of Reorganization with MC Acquisition Corporation, a California corporation and a wholly-owned subsidiary of HealthDesk, MC Informatics, Inc., a California corporation ("MCII"), and certain shareholders of MCII, pursuant to which, among other things, MCII merged with and into MC Acquisition Corporation through the issuance of 5,645,230 shares of HealthDesk common stock in exchange for all of the outstanding shares of MCII common stock. The HealthDesk shareholders approved the sale of assets to PATI and the merger with MCII on February 26, 1999 and, contemporaneously with the closing of the two transactions on March 2, 1999, HealthDesk changed its name to MC Informatics, Inc. ("MCIF"). Although HealthDesk was the legal entity surviving the HealthDesk/MCII merger, the merger has been accounted for as a reverse acquisition whereby MCII has been identified as the acquiring corporation for financial reporting purposes because HealthDesk had no ongoing business or operations at the time of the merger and the executive officers and members of the Board of Directors of the post-merger entity were primarily comprised of individuals previously associated with MCII. As a result of the foregoing, the discussion below relates to the current business of MC Informatics, Inc. and, solely for the purposes of financial reporting, the discussion addressing periods prior to March 2, 1999 reflects the accounts of the pre-merger MCII entity. Unless otherwise indicated, references herein to MCIF or the Company refer to the merged HealthDesk/MCII entity.

         Effective June 1, 1999, the Company acquired substantially all of the assets of Medical Systems Solutions, Inc., a company providing encrypted, validated connections via the Internet which enable users outside of a healthcare organization to access their organization's host system via secured Internet connections. The assets purchased included inventory of computer hardware and software programs, computer equipment and existing customer contracts of Medical Systems Solutions. This acquisition provided the Company with the opportunity to present its services to hospitals previously contracted with Medical Systems Solutions, thus allowing the Company to broaden its client base. The acquisition also enabled the Company to reposition itself in the healthcare industry by providing it with the resources necessary to expand its service offerings to include applications services and thus build upon its established core competencies of information technology ("IT"), operations and management consulting services.

         In October 1999, the Company acquired all of the outstanding stock of HSG Acquisitions, Inc., dba Inteck, Inc. Inteck is a seventeen-year-old healthcare consulting company with experience in strategic IT planning, information systems analysis, selection and implementation, contract negotiations, network design and implementation, system integration, outsourcing, physician support service and computer security. As a result of this acquisition, the Company significantly broadened its IT consulting capabilities and developed client relationships with healthcare organizations for which Inteck was providing consulting services.

THE COMPANY'S BUSINESS

         The Company is a professional services firm providing a broad spectrum of applications services, consulting services, strategic and operations management services and IT solutions for the healthcare industry. The Company's focus is to assist healthcare organizations maximize the benefits of their information systems and enable technology to serve their strategic objectives. Through its IT consulting services, the Company provides healthcare entities with direction in developing long-term IT strategy through the selection of technology and products, system implementation, integration and management, and contract negotiations. As an applications service provider, or ASP, the Company additionally offers proprietary Web-based software and non-proprietary software applications to healthcare providers and payors. In addition, the Company provides complete operational support for all IT functions, including Internet services, e-mail, Web hosting, Web publishing and business-to-business and business-to-consumer connectivity; distance learning programs; network services; desktop services; secure Internet access to application servers in compliance with the Health Insurance Portability and Accountability Act ("HIPAA"); electronic medical record support; and related applications services as may be required by a healthcare organization.

         The Company serves a national client base across a broad cross-section of the healthcare industry. The Company performs services for its clients principally on a project-by-project basis through the development of a custom-tailored solution for each client based upon the client's specific needs and requirements. The Company believes that its in-depth institutional knowledge, long-term relationships, extensive knowledge of its clients' needs and its broad range of services provide it with significant advantages over its competitors in marketing additional services and winning new engagements. The Company's objective is to become the leading provider of applications services and IT solutions in the healthcare industry.

INDUSTRY BACKGROUND

     Because of the nature of the Company's service offerings, the Company competes primarily in the healthcare industry. The healthcare professional services industry is highly fragmented and consists principally of: (i) larger systems integration firms, including the consulting divisions of national consulting firms, which offer healthcare as one of their specialty areas; (ii) healthcare information systems vendors, which focus on services relating to the software solutions they offer; (iii) healthcare consulting firms, many of which focus on selected specialty areas, such as strategic planning or vendor-specific implementation; and (iv) large general management consulting firms that do not specialize in healthcare consulting and/or offer systems implementation. In addition, the Company competes with applications service providers and IT outsourcing companies. The Company believes that a competitive advantage will increasingly be gained by those firms that: (a) possess the necessary expertise and resources to offer comprehensive skill sets to clients; (b) have the strength and consistency of advice along the entire service continuum (from strategy to selection to implementation to support); and (c) offer the flexibility and experience to meet the challenges of the rapid developments in healthcare and IT industries.

         GENERAL

         The United States healthcare industry is undergoing rapid change. The Company believes that the consolidation of healthcare systems and the aging of the U.S. population will result in continued dramatic change in the healthcare industry. Healthcare providers today face external and internal pressures to meet the competitive demands of the marketplace, comply with increasing government regulations and cope with the advent of managed care. These challenges, combined with increased demands on capital resources, are forcing many healthcare providers to seek new ways to structure and manage their organizations and deliver services. In the past, the financial risk of healthcare delivery was absorbed principally by third-party payors, and providers did not focus on cost containment. Today, through managed care arrangements and provider capitation (under which providers are paid an annual fixed fee per individual to deliver all healthcare services required by that individual), the economic risk of healthcare delivery is shifting from payors to providers. In order to manage this risk, many providers are seeking to enhance their understanding of treatment costs, variability of costs and cost control and often must restructure their processes and organizations to enhance efficiency and accountability. The Company believes that providers must achieve each of these objectives, while at the same time continuing to demonstrate increasing quality and consistency in healthcare delivery.

         The shifting of risk from payor to provider has also encouraged and accelerated consolidation among healthcare providers. In order to achieve economies of scale, operating efficiencies, and enhanced contracting capabilities, many healthcare organizations such as hospitals, primary care and multi-specialty physician groups, laboratories, pharmacies, home health services and nursing homes are integrating horizontally and vertically to create integrated delivery networks ("IDNs"). The goal of IDNs is to deliver comprehensive healthcare in a cost-effective manner and accordingly, much of their success is dependent in part on effectively managing and delivering information to the caregivers. As industry consolidation and IDN formations create larger healthcare organizations, and as the demand for information services is increasingly required to cross multiple points of care, the Company believes that IDNs will need to place greater focus on information management and business process solutions to control costs, demonstrate quality, measure performance, predict outcomes and increase efficiency.

         CONSULTING

         The changing business environment has produced an evolving range of strategic and operating options for healthcare entities. Several of these options are unfamiliar to an industry that had long operated under a non-aligned, third-party payor environment. In response, many healthcare participants are formulating and implementing new strategies and tactics, including redesigning business processes and workflows, acquiring better technology and adopting or remodeling customer service and marketing programs. The Company believes that healthcare participants will continue to turn to outside consultants to assist in this process for the following reasons: (i) the present and projected shortage of qualified IT professionals; (ii) the pace of change is eclipsing their own internal resources and capacity to identify, evaluate and implement the full range of options; (iii) consultants enable them to develop better solutions in shorter time frames; and (iv) purchasing consulting expertise can be more cost effective. The Company believes that by employing outside expertise, healthcare providers can often improve their ability to compete by more rapidly deploying new processes.

         INFORMATION TECHNOLOGY IN THE HEALTHCARE INDUSTRY

         The increased demand for tools to collect, analyze and interpret clinical, operational and financial information rapidly, flexibly and in a technological framework that supports today's healthcare environment is also intensifying the reliance of the healthcare industry on IT solutions. The Company believes that, as a result, healthcare organizations will continue to increase their spending for IT. Healthcare IT spending is being driven not only by the heightened need for better management information systems, but also continued price-performance improvements in hardware and software, the ability to develop increasingly user-friendly software applications and the emergence of better application development tools.

         The healthcare IT environment has grown increasingly complex, costly and burdensome as a result of the challenges of deploying new technology, maintaining older systems and meeting staffing requirements in a market with what the Company believes to be an insufficient pool of qualified IT professionals with knowledge of and experience with healthcare processes. At the same time, external economic factors have forced many healthcare organizations to focus on core competencies and trim work forces. The Company believes that healthcare participants will increasingly turn to outside consultants, external management of internal information systems and outsourcing--especially as provided by ASPs--as a means of coping with the financial and technical demands of information systems management. According to the Meta Group, an IT analyst and market research firm, expenditures for healthcare IT outsourcing will increase fifteen-fold over the next two to three years, from less than $200 million per year in 1999 to more than $3 billion by 2002-2003. Specific reasons for this shift include:

         o a continuing reduction in support personnel by software vendors through a shift of responsibility for system implementation and support to the customer;

         o an increasing demand by patients for on-line access to medical literature, immediate access to their medical history and on-line access to their healthcare provider;

         o the implementation of new standards on confidentiality and security of information resulting from the HIPAA that will overshadow recent year 2000 changes; and

         o a heightening desire by providers for predictable IT costs, use of Internet/intranet capabilities for all members of their healthcare community, IT expertise and resources that are not available internally and that are difficult to retain, and vendors who deliver on promises.

         HEALTHCARE APPLICATIONS SERVICE PROVIDERS

         Because healthcare organizations are often unable to obtain or retain the IT staff necessary to satisfy their needs, providers are increasingly turning to outsourcing as a means of managing their technical demands. Software vendors typically own their software and are responsible for providing upgrades, enhancements and error correction. In the growing healthcare ASP environment, healthcare ASPs are beginning to license such software from these vendors for use by their clients and then rent the licensed software to these clients. The clients are then responsible for using the software for the purpose for which it is intended. Through this process, healthcare ASPs can utilize their vendor contacts and offer a wide variety of proprietary and non-proprietary software applications to fill a client's needs. Healthcare ASPs generally seek to deliver a broad range of software applications, from basic e-mail and messaging applications to a complete healthcare information system that incorporates e-health programs and manages, controls and reports on the multiple aspects of the organization. Healthcare ASPs typically enter into a multi-year contract with each client, usually ranging from 36 to 84 months, pursuant to which the client pays a fixed monthly payment to the ASP based on the services it receives. This amount can be based on the number of users, number of transactions, number of screen clicks or amount of usage time.

         Although the ASP market is becoming increasingly popular, there is no one type of ASP model that has established itself as superior, resulting in many ASP variations. Some examples include Internet service providers (ISPs), telecommunication providers and independent software vendors. Full-service healthcare business-to-business ASPs generally strive to offer all IT services necessary to enable a client to use any software package it desires and to share information with an organization or individual it designates. The objective of many healthcare ASPs is thus to offer a seamless integration of a full range of software applications and related services including software selection, software and system implementation, integration, testing, secure network infrastructure, reliable mission-critical data center facilities, e-health system design, implementation and support, and a highly skilled staff of IT experts who can provide all of the above services.

MCIF'S SOLUTION

         The Company uses its in-depth knowledge of healthcare delivery systems and nationally deployed group of experienced consultants to help its clients plan and execute business strategies. The Company offers its clients a continuum of solutions, ranging from strategic planning and operations management consulting, to interim management and contract negotiations, to information system planning, implementation and integration, to operational support for all IT functions through a broad spectrum of applications services. For each client and engagement, the Company structures a project team that understands the complexities of the healthcare environment for that particular client and can concurrently address the management and technical ramifications of change and improvement. In structuring an engagement, the Company does not impose any preordained program on its clients. Rather, utilizing the professional judgment derived from collective years of experience, the Company's consultants work in concert with each client to develop custom-tailored solutions. This unified team approach helps to ensure high-quality, consistent and geographically seamless client service.

         The Company's services integrate many diverse facets and constituencies of the healthcare industry. Through its strategic consulting, the Company brings together the healthcare and business relationships required to establish and maintain efficient and collaborative healthcare delivery networks. Through its operations management consulting, the Company links the needs and optimizes the contributions of clinical, information and management personnel. The Company's staff has in-depth knowledge of and experience in clinical and physician use systems. Through its value-added IT consulting and applications services, the Company forges a link between healthcare information systems vendors and the Company's clients by helping each group maximize the potential of existing technology. The Company also provides a bridge between existing and emerging technologies by supplying vendors with needed knowledge to develop innovations focused on the changing needs of the marketplace and by assisting healthcare industry participants to assess the relative merits and risks of selecting and implementing new technologies, thereby enabling such participants to take advantage of the opportunities presented by emerging technologies. Through this process, the Company assists healthcare organizations in organizing, implementing and managing a comprehensive IT strategy that fits their specific needs.

MCIF'S STRATEGY

[TO BE PROVIDED]

SERVICES

         The Company offers its clients comprehensive applications services, consulting services, strategic and operations management services and IT solutions. The Company's principle role is to help its clients define what they seek to provide for their constituency--that is, patients for providers or members for health plans--and to develop custom-tailored solutions based on an assessment of each client's needs. The Company offers services in the following broadly defined categories:

         HEALTHCARE APPLICATIONS SERVICES. The Company offers a wide variety of proprietary Wed-based software and non-proprietary software applications, and possesses a skilled staff of IT consultants with knowledge and experience in providing integration and operational support for a broad range of Internet-based IT solutions, including system design, implementation, integration and support, Internet services, secure Internet access to application servers in compliance with the HIPAA, electronic medical record support, and other services as may be required by a healthcare organization.

         In conjunction with the creation of strategic relationships with healthcare organizations, the Company will offer plans different models of its ASP program, which are designed to tailor the relationship and services provided to a healthcare organization's specific needs:

         o STRATEGIC CLIENT PARTNER: For healthcare organizations desiring all of the services of a business-to-business healthcare ASP, the Company will provide a complete, risk-sharing arrangement pursuant to which the Company will purchase an organization's IT assets and, in exchange, will provide ASP services on a long-term basis.

         o DATA CENTER PARTNER: For those healthcare organizations that do not have significant IT operations, the Company will provide its applications services via its Data Center Partner program, pursuant to which the Company will process and support all of the IT functions of the healthcare provider from a remote data center.

         o OUTSOURCING PARTNER: For healthcare organizations that do not desire to have their systems located in another data center and that do not wish to have their resources shared with other healthcare organizations, the Company will furnish ASP services and will provide appropriate IT management and technical personnel as needed to balance the capabilities of the organization's existing IT staff.

         o FACILITY MANAGER PARTNER: For those healthcare organizations that desire to continue to own their IT assets, the Company will provide facilities management services, consisting of providing the management and appropriate technical support staff to ensure the organization has the necessary technical resources to accomplish its mission.

         o INTERNET SERVICE PARTNER: For those healthcare organizations that desire support only for their e-health program, the Company will provide an assessment and will help design and implement a comprehensive e-health program that will include voice, data and image, local area and wide area networks and integration of current software applications as needed by the organization.

         INFORMATION TECHNOLOGY CONSULTING. The Company provides high-quality services in developing long-term IT strategy through information systems analysis and budgeting, selection of technology and products, system design and implementation, system integration (including electronic medical records, data repositories and data warehouses), system management, network and client-server planning and design, and contract negotiations for all new and replacement applications with vendors. While the Company's consultants have a wide variety of skills, the majority have concentrated capabilities in the IT area.

         MANAGEMENT CONSULTING. The Company's management consulting services include focus areas such as strategic planning, analysis of current industry and competitive conditions, integration services, formation of physician-hospital alliances, mergers and affiliations, multi-specialty group practice formation, facility planning, practice valuations and acquisitions, IDN formation, financial advice and establishment of managed care organizations. The Company also provides clinical consulting services and ambulatory practice management consulting services.

         OPERATIONS CONSULTING. The Company provides tactical planning and operational improvement to help clients eliminate organizational redundancy, reduce costs and implement changes in the areas of patient care, post-acute care, administrative services, clinical resource allocation, quality management, finance, physician support and nursing. The Company's services include re-engineering and business process improvement and redesign, project management, applications implementation, executive and staff education through the Company's on-site or distance learning programs, and operational assistance. In addition, the Company offers comprehensive management services, including providing a chief information officer, if desired, and all management personnel including the director of IT, all supervisory and technical management.

SALES AND MARKETING

         The Company's business development efforts are based upon a highly organized, company-wide, consistent approach. All personnel are trained and reinforced in the Company's marketing methods and philosophy, and are encouraged to identify, develop and pursue client service opportunities. Senior management directs the Company's marketing efforts. Business development is an integral part of the formal responsibilities at all levels of the Company's management and the Company sets business development goals on both a departmental and an individual basis.

         The Company's business development efforts focus primarily on identifying key decision makers in the healthcare industry, determining the value to be provided to each potential client and then managing the sales process to completion. At any given time, numerous Company professionals are active in the development of business from either a new or existing client, and the client resource database enables all Company personnel to access up-to-date information on the Company's efforts with respect to a client or prospective client, identifies other Company contacts with that client and highlights the particular needs expressed by the client.

         In addition, the Company relies upon its reputation in the marketplace, the personal contacts and networking of the Company's professionals, direct industry marketing programs, trade shows and the industry presence maintained by Company professionals to enhance its business development efforts. The Company's marketing efforts are magnified by its presence within the healthcare industry by virtue of speaking engagements by Company employees and employee publications on topics affecting healthcare. The Company's views on a wide range of healthcare and IT topics are frequently solicited and quoted for articles in major industry journals and books. The Company's healthcare consultants have been published extensively on current and emerging topics in healthcare information and management and have participated in external speaking engagements and presentations to industry associations and client audiences across the nation.

COMPETITION

         The market for the Company's services is highly fragmented, highly competitive and is subject to rapid change. The Company believes that it currently competes principally with applications service providers, systems integration firms, national consulting firms, including the consulting divisions of the national accounting firms, information system vendors, service groups of computer equipment companies, facilities management companies, IT outsourcing companies, general management consulting firms and regional and specialty consulting firms. Many of the Company's competitors have significantly greater financial, technical and marketing resources than the Company, generate greater revenues and have greater name recognition than the Company. Moreover, those competitors that sell or license their own software may in the future attempt to limit or eliminate the use of third-party consultants, such as the Company, to implement and/or customize such software. In addition, vendors whose systems may enjoy wide market acceptance and large market share could enter into exclusive or restrictive agreements with other consulting firms, which could eliminate or substantially reduce the Company's implementation work for those systems.

         There are relatively low barriers to entry into the Company's markets, and the Company has faced and expects to continue to face additional competition from new entrants into its markets. In addition, combinations and consolidations in the consulting industry will give rise to larger competitors, whose relative strengths are difficult to predict. The Company also competes with its clients' internal resources, particularly where these resources represent a fixed cost to the client. This internal client competition may heighten as consolidation of healthcare providers creates organizations large enough to support internal information management capabilities.

         The Company believes that the principal competitive factors in its market include reputation, highly experienced workforce, industry expertise, full array of offerings, project management expertise, vendor neutrality, price, quality of service, responsiveness and speed of implementation and delivery. Despite the variety of current and potential competitors and the rapid development of the healthcare and IT industries, the Company believes that it presently competes favorably with respect to these competitive factors. In addition, although competitors exist in a variety of industry segments, the Company believes that no individual segment offers the integrated solution that the Company provides. Nonetheless, there can be no assurance that the Company will be able to continue to compete effectively on pricing or other requirements with current and future competitors or that competitive pressures faced by the Company will not cause the Company's revenue or operating margins to decline or otherwise materially adversely affect its business, financial condition and results of operations.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

         The Company's success is in part dependent upon its proprietary internal information and communications systems, tools, and the methods and procedures that it has developed specifically to serve its clients. The Company has no patents; consequently, it relies on a combination of non-disclosure and other contractual arrangements and copyright, trademark and trade secret laws to protect its proprietary systems, information, and procedures. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of such rights or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its proprietary rights. The Company believes that its systems and procedures and other proprietary rights do not infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future or that any such claims will not require the Company to enter into materially adverse license arrangements or result in protracted and costly litigation, regardless of the merits.

GOVERNMENT REGULATION

         INTERNET REGULATION. There are increasing numbers of laws and regulations relating to the Internet. Congress has recently passed legislation regulating certain aspects of the Internet, including online content, copyright infringement, user privacy, taxation, access charges and liability for third-party activities. Federal, state and foreign governmental authorities are considering other legislative and regulatory proposals to further regulate the Internet. Areas of potential regulation include libel, pricing, intellectual property ownership and infringement, regulation of professional services, regulation of medical devices and regulation of the sale of other specified goods and services. The Company cannot predict how courts will interpret existing and new laws, and therefore the Company is uncertain as to how new laws or the application of existing laws will affect its business. New legislation or regulations, or any unanticipated application or interpretation of existing laws, may decrease the growth in the use of the Internet, which could decrease the demand for the Company's services, particularly its applications services, increase the Company's cost of doing business or otherwise have a material adverse effect on its business, results of operations and financial condition.

         PRIVACY CONCERNS. The confidentiality of patient records and the circumstances under which records may be released are subject to substantial regulation by state governments. These state laws and regulations govern both the disclosure and the use of confidential patient medical record information. Although compliance with these laws and regulations is currently principally the responsibility of the hospital, physician or other healthcare provider, regulations governing patient confidentiality rights are evolving rapidly. Additional legislation governing the dissemination of medical record information has been proposed at both the state and federal level. This legislation may require holders of this information to implement security measures that may require significant expenditures by the Company. There can be no assurance that changes to state or federal laws will not materially restrict the ability of healthcare providers to submit information from patient records using the Company's applications.

         FEDERAL AND STATE HEALTHCARE LEGISLATION. The Company's software applications and IT services are designed to function within the current healthcare financing and reimbursement system. Over the past several years, the healthcare industry has been subject to increasing levels of government regulation of, among other things, reimbursement rates and certain capital expenditures. In addition, Congress has considered proposals to reform the healthcare system. These proposals, if enacted, may further increase government involvement in healthcare, lower reimbursement rates and otherwise change the operating environment for our customers. As in the past, healthcare organizations may react to these proposals and the uncertainty surrounding such proposals in ways that could result in a reduction or deferral in the use of the Company's technologies and services. The Company cannot predict with any certainty what impact, if any, such proposals or healthcare reforms might have on its business, financial condition or results of operations.

         HIPPA requires the use of standard transaction formats, identifiers, codes sets and privacy and security requirements. Publication of transaction standards is currently scheduled for June 2000 and compliance will be required by August 2002. Other regulations are scheduled to be published in stages after June 2000. Legislation such as the HIPAA could impact the manner in which the Company conducts its business and could have a material adverse effect on the Company's financial condition or results of operations.

         The Company must deliver HIPAA-compliant systems and its clients are responsible for their overall HIPAA compliance. The Company's ability to provide HIPAA-compliant applications to its clients could relieve clients of significant application remediation requirements, which potentially represents a competitive advantage for the Company. Conversely, any failure to become HIPAA-compliant could negatively impact the Company and involve financial and/or criminal penalties.

EMPLOYEES

         The Company believes that one of its key strengths lies in its ability to attract, develop, motivate and retain a talented, creative and highly skilled work force of senior-level professionals who are specialists in one or more areas of healthcare, IT and/or applications services. The Company's employees are highly experienced, many of whom have established their credentials as healthcare executives and senior management of healthcare entities, business office managers, medical records administrators, nurse administrators, nurses, laboratory technicians, physician assistants, medical technologists, physicians, hospital admissions directors, and information management and information systems technical personnel.

         In addition to its skilled employees, the Company retains the services of trained independent contractors on an as-needed basis to fulfill the Company's contractual obligations. Such contractors typically have experience in a specific software vendor's products, and the Company frequently uses these contractors to implement such vendor's software. Through the combination of employees and independent contractors, the Company is able to retain highly talented and experienced professionals on its work force while maintaining the flexibility to increase or decrease personnel as demanded by contractual needs.

         As of April 10, 2000, the Company had 45 employees, of which 44 were full-time employees. In addition, as of that date, the Company employed 10 independent contractors.

ITEM 2.       DESCRIPTION OF PROPERTY.

         The Company's corporate headquarters are located in Irvine, California in a leased facility consisting of approximately 5,900 square feet. The lease expires in March 2002 and provides for an annual rental of $151,936 through March 2000, $158,296 through March 2001, and $164,656 through March 2002. The Company also leases office space in Colorado, Iowa and Massachusetts.

ITEM 3.       LEGAL PROCEEDINGS.

         The Company is not presently involved in any legal proceedings.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the quarter ended December 31, 1999, no matters were submitted for vote to the holders of the Company's common stock.


                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         MARKET INFORMATION. The Company's common stock and warrants been traded on the OTC Electronic Bulletin Board market under the symbol "MCIF" and "MCIFW", respectively, since June 9, 1999. Prior to that time, between the completion of the initial public offering of HeathDesk on January 16, 1997 until June 9, 1999, the Company's common stock and warrants were traded on the Nasdaq Small Cap Market. On June 9, 1999, the Company was delisted from the Nasdaq Small Cap Market. Following a hearing with Nasdaq in March 1999, Nasdaq concluded that the merger of MCII with and into a wholly-owned subsidiary of HealthDesk constituted a reverse merger with MCII being the acquiring corporation. As a result, Nasdaq required the Company to comply with the initial listing requirements to remain listed on the Nasdaq Small Cap Market. Because the Company did not meet these initial listing requirements, the Company was delisted.

         As of April 10, 2000, there were 15,589,921 shares of common stock and warrants to purchase an aggregate of 2,345,000 shares of common stock outstanding.

         The following table sets forth the range of the high and low bid prices of the Company's common stock and warrants for the period from January 1, 1998 through December 31, 1999 as reported by National Discount Brokers. Such information may reflect interdealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

                                                                 COMMON STOCK                      WARRANTS
                                                        ------------------------------  ------------------------------
                                                             LOW             HIGH            LOW            HIGH
                                                        --------------  --------------  --------------  --------------
FISCAL 1998
-----------
1st Quarter (January 1 - March 31)                       $2.63           $3.41           $0.81           $0.88
2nd Quarter (April 1 - June 30)                          $1.03           $3.13           $0.50           $0.81
3rd Quarter (July 1 - September 30)                      $0.75           $1.94           $0.56           $0.56
4th Quarter (October 1 - December 31)                    $1.00           $1.63           $0.56           $0.56

FISCAL 1999
-----------
1st Quarter (March 2 - March 31)(1)                      $1.25           $3.00           $0.87           $1.05
2nd Quarter (April 1 - June 30)                          $2.50           $3.12           $0.87           $1.19
3rd Quarter (July 1 - September 30)                      $2.50           $3.06           $0.75           $0.87
4th Quarter (October 1 - December 31)                    $1.50           $2.62           $0.75           $0.87

----------------------------

(1) The commencement date for first quarter of 1999 (March 2, 1999) reflects prices as of the date on which the merger between HealthDesk and MCII was effectuated.


         SECURITY HOLDERS. As of April 10, 2000, there were approximately 107 holders of record of the Company's common stock and 6 holders of record of the warrants to purchase the Company's common stock. Within the holders of record of the Company's common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms which, in turn, hold shares of stock for beneficial owners.

         DIVIDENDS. The Company has never paid any cash dividends to holders of the Company's common stock, and the Company's Board of Directors does not intend to declare or pay any dividends on shares of its common stock in the foreseeable future. The Board of Directors currently intends to retain available earnings, if any, generated by the Company's operations for the development and growth of its business. Pursuant to state laws, the Company may be restricted from paying dividends to its shareholders as a result of its accumulated deficit as of December 31, 1999. In addition, the terms of the Company's bank financing agreement restrict the Company's ability to pay dividends on the Company's capital stock.

         RECENT SALES OF UNREGISTERED SECURITIES.

         In May 1999, the Company issued warrants to purchase 50,000 shares of common stock to a bank in connection with an agreement for a revolving line of credit. The warrants are exercisable at $2.87 per share and expire on May 27, 2004.

         In June 1999, in connection with the acquisition of substantially all of the assets of Medical Systems Solutions, Inc., the Company issued 111,216 shares of common stock at a price of $2.75 per share.

         In October 1999, in connection with the acquisition of Inteck, Inc., the Company issued 245,000 shares of common stock to three individuals at a price of $2.50 per share. On January 5, 2000, the Company issued an additional 120,000 shares of common stock to the same individuals as part of the same acquisition.

         In November and December 1999, the Company sold an aggregate of 1,012,500 shares of Series C 6% Convertible Preferred Stock at a price of $2.00 per share to third parties in a private equity offering.

         The issuances of the Company's securities in the transactions referenced above were effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), as transactions not involving a public offering. Exemption from the registration provisions of the Securities Act is claimed on the basis that such transactions did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere in this document. The merger of HealthDesk and MCII on March 2, 1999 has been accounted for as a reverse acquisition whereby MCII has been identified as the acquiring corporation for financial reporting purposes. Accordingly, the discussion in this Management's Discussion and Analysis of Financial Condition and Results of Operations relates to the accounts of MCII prior to the merger and the accounts of the merged HealthDesk/MCII entity for all periods following March 2, 1999.

         Except for the historical information contained herein, the following discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear herein. The Company's actual results may differ materially from the results discussed in the forward-looking statements as a result of certain factors including, but not limited to, those discussed under the heading "Risk Factors" and elsewhere herein.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                                   Twelve Months Ended December 31
                                                                  --------------------------------
                                                                         1999           1998
                                                                      ----------     ----------

Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . .  100.0%           100.0%
Direct expenses . . . . . . . . . . . . . . . . . . . . . . . .. . . .   81.9             68.1
                                                                      ----------     ----------
Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . .. . . .   18.1             31.9

General and administrative expenses . . . . . . . . . . . . . .. . . .   55.3             35.2
                                                                      ----------     ----------

Loss from operations. . . . . . . . . . . . . . . . . . . . . .. . . .  (37.2)            (3.3)

Interest expense. . . . . . . . . . . . . . . . . . . . . . . .. . . .    1.0              0.8
Non-cash financing costs. . . . . . . . . . . . . . . . . . . .. . . .    1.5                -
Other income. . . . . . . . . . . . . . . . . . . . . . . . . .. . . .   (0.1)               -
                                                                      ----------     ----------

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . .  (39.6)%           (4.2)%
                                                                      ==========     ==========

COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 1999 TO TWELVE MONTHS ENDED DECEMBER 31, 1998

         REVENUES. The Company's revenues for the year ended December 31, 1999 were $8.6 million as compared to $3.7 million for the year ended December 31, 1998, an increase of $4.9 million or 131%. This increase was primarily a result of a growth in the Company's IT consulting business during the first three quarters of 1999 and, to a lesser extent, as a result of an expansion of the Company's result of a growth in the client base resulting from the acquisition of Medical Systems Solutions and Inteck.

         GROSS PROFIT. Gross profit increased by 31% to $1.6 million for 1999 from $1.2 million for 1998. Gross margin decreased from 32% for 1998 to 18% for 1999. The decrease in gross margin was primarily due to the expansion of the Company's operations into the Hawaii market, the establishment of two new departments, Physician Care and Clinical Care, which incurred significant startup costs consisting principally of salary and travel expenses, and the reduction in the Company's overall business in the fourth quarter of 1999. This reduction in business during the fourth quarter of 1999 resulted in several consultants not being billable for a period of time or being laid off.

         GENERAL AND ADMINISTRATIVE EXPENSES. For 1999, general and administrative expenses increased by 262% to $4.7 million from $1.3 million for 1998. This $3.4 million increase was primarily due to the merger with HealthDesk, the acquisition of Medical System Solutions and Inteck and an increase in personnel. The increase was also attributable in part to the relocation of the Company's corporate headquarters in April 1999 and the execution of agreements to lease new facilities in Colorado, Iowa and Massachusetts. The Company's rental expense amounted to $201,000 for 1999 as compared to $16,000 for 1998.

         INTEREST EXPENSE. For 1999, interest expense increased to $85,000 from $31,000 for 1998. This 174% increase was primarily due to borrowings under the Company's revolving line of credit entered into in May 1999.

         NON-CASH FINANCING COSTS. For 1999, the $131,000 increase in non-cash financing costs was primarily due to the incremental yield on common stock issued at a discount to market in connection with a private placement of common stock by HealthDesk immediately prior to the merger with MCII involving certain individuals that were employed by the Company subsequent to the merger.

         INCOME TAXES. Income taxes were nominal in both respective periods as the Company is in a loss carryforward position for federal income tax purposes. At December 31, 1999, the components of the Company's deferred tax assets and liabilities were comprised primarily of the future tax benefit of the Company's net operating loss carryforwards of approximately $5.6 million.

         The utilization of the net operating loss carryforwards could be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of deferred tax assets is not more likely than not. Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of December 31, 1999.

         NET LOSS. Net loss for 1999 was $3.4 million as compared to $158,000 for 1998. The loss in 1999 was primarily attributable to the establishment of two new profit centers that incurred significant start-up expenses without realizing significant revenues, the severe decrease in revenue during the fourth quarter of 1999 which the Company believes to be a direct result of year 2000 fears. This decline in business during the fourth quarter of 1999 resulted in an unusual number of Company consultants not being billable and/or being laid off which further resulted in the Company incurring significant costs associated with the severance of these consultants. In addition, during 1999 the Company relocated its corporate offices and opened or acquired three other offices. The Company also incurred substantial increases in general and administrative expenses as a result of the merger with HealthDesk.

LIQUIDITY AND CAPITAL RESOURCES

         During the year ended December 31, 1999, the Company financed its operations and capital expenditures primarily through proceeds from the Company's revolving line of credit and proceeds from a private placement of the Company's of Series C Convertible Preferred Stock during November and December 1999.

         As of December 31, 1999, the Company had a working capital deficiency of $396,000, an accumulated deficit of $4.1 million and $637,000 in cash.

         Cash used in the Company's operating activities increased from $685,000 during 1998 to $3.6 million in 1999 primarily as a result of the cash portion of the net loss of $3.4 million during 1999, increases in accounts receivable and decreases in accrued liabilities, all of which were partially offset by cash provided by increases in accounts payable and certain non-cash expenses.

         Cash provided in the Company's investing activities totaled $1.1 million for 1999 as compared to cash used in investing activities of $19,000 during 1998. During 1999, the Company received proceeds of $871,000 upon the reverse merger with HealthDesk and collected $1.1 million from notes receivable from related parties, which amounts were offset by payments to acquire Medical System Solutions and Inteck in the aggregate amount of $412,000 (net of cash acquired) and $432,000 in capital expenditures, primarily related to the relocation of the Company's corporate facility.

         Cash provided in the Company's financing activities totaled $3.1 million for 1999. That amount was provided primarily through $1.2 million of net borrowings under the Company's bank financing agreement, through the issuance of $2.0 million of the Company's Series C Preferred Stock, through the collection of a pre-merger subscription receivable aggregating $725,000, and through the issuance of notes in the aggregate principal amount of $500,000 to certain related parties, partially offset by the Company's repayment of $1.3 million on notes payable to related parties. Cash provided in the Company's financing activities totaled $721,000 for 1998 relating primarily to proceeds from notes payable to related parties.

         In May 1999, the Company entered into an agreement with a financial institution for a revolving line of credit of up to $1,700,000, which includes a $200,000 sub-facility for an equipment term loan and a $150,000 sub-facility for the issuance of letters of credit. The line of credit bears interest at the bank's prime rate plus 1.5%. In connection with this line of credit, the Company issued warrants to purchase 50,000 shares of its common stock, exercisable at $2.87 per share. This line of credit is collateralized by substantially all of the assets of the Company. At December 31, 1999, the Company had $1,025,000 outstanding under the revolving line of credit and $142,000 outstanding under the equipment term loan. As of December 31, 1999, the Company had no amounts available under the line of credit.

         The bank financing agreement contains certain restrictive financial covenants. At December 31, 1999, the Company was not in compliance with certain of these covenants and was in default of certain other provisions of the bank financing agreement. On April 11, 2000, the Company entered into an agreement with the bank which amended the bank financing agreement. The bank waived all violations of the financial covenants included in the financing agreement from inception up to and including March 31, 2000, and, as of April 1, 2000, eliminated all previous financial covenants and added one new financial covenant. As consideration for the amendment to the bank financing agreement, as of April 10, 2000 the Company had repaid the overadvances on its borrowings under the revolving line of credit in the aggregate amount of approximately $379,000. Additionally, all borrowings with the bank are now personally guaranteed by an individual who is a member of the Board of Directors and a significant stockholder of the Company.

         In October 1999, the Company borrowed an aggregate of $500,000 from certain officers and directors of the Company pursuant to promissory notes bearing interest at a rate of 10%. As of December 31, 1999, the notes payable had been repaid in full.

         The accompanying consolidated financial statements contained elsewhere in this report have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and negative cash flows from operations. In addition, as described above, the Company had a working capital deficiency at December 31, 1999. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. As a result, the Company's report from its independent auditors for 1999 contains an explanatory paragraph that describes the uncertainty as to the Company's ability to continue as a going concern (see Note 2 to the Consolidated Financial Statements included elsewhere in this report). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         The Company believes that it will have to obtain additional funds to meet its projected cash requirements and fund its operations for the next twelve months. During late 1999 and early 2000, the Company took certain actions in an effort to become profitable and improve cash flow from operations in the future. Management implemented a cost reduction program and developed and continues to implement plans to reduce existing cost structures, improve operating efficiencies and strengthen the Company's operating infrastructure. The Company is also implementing a corporate finance program designed to improve its working capital structure by considering certain financing alternatives. Such alternatives include a proposed private placement of certain debt and/or equity securities during the second or third quarter of 2000. In addition, the Company has amended its existing bank financing agreement. Although the Company has been successful in obtaining working capital to fund operations to date, there can be no assurances that the Company will be able to generate additional capital in the future or secure additional financing with reasonable terms, if at all. In addition, there can be no assurance, or that the Company's funding requirements or cash used in operating activities will not increase significantly as a result of unforeseen circumstances. The inability to obtain such financing could have a material adverse effect on the business, financial condition and results of operations of the Company.

         In the event the Company exceeds its projected cash requirements, there can be no assurance that the Company would be able to obtain public or private third-party sources of financing or that favorable terms for such financing would be available. In addition, given the trading history of the Company's common stock and warrants to purchase common stock, there can be no assurance that the Company will be able to raise additional cash through public or private offerings of its common stock. If additional funds are raised by issuing equity or convertible debt securities, options or warrants, further dilution to our existing shareholders may result.

YEAR 2000 ISSUES

         The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the

Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in major system failure or miscalculations. A failure to identify and correct any mission-critical internal or third-party year 2000 processing problem could have a material adverse operational or financial consequence to the Company. The Company believes that its most reasonably likely worst-case scenario would relate to problems with the systems of third parties rather than with its internal systems. The Company is limited in its ability to address the year 2000 issue as it relates to third parties and must rely solely on the assurances of these third parties as to their year 2000 preparedness.

         Thus far, the Company has not experienced any significant problems related to year 2000 issues associated with the computer systems, software, other property and equipment used by the Company. However, the Company cannot guarantee that the year 2000 problem will not adversely affect its business, operating results or financial condition at some point in the future.

EFFECT OF INFLATION

         The Company believes that inflation has not had a material effect on its net sales or profitability in recent years.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." In SAB 101, the SEC staff expresses its view regarding the appropriate recognition of revenue with regard to a variety of circumstances, some of which are of particular relevance to the Company. The adoption of SAB 101 is not expected to have a material impact on the Company.

RISK FACTORS

         In addition to the other information contained elsewhere in this Form 10-KSB, the following factors should be considered carefully in evaluation the business and prospects of the Company:

         LACK OF SUFFICIENT REVENUES; SIGNIFICANT AND CONTINUING LOSSES. The Company has not achieved annual profitability and management cannot be certain that the Company will realize sufficient revenues to achieve profitability. As of December 31, 1999, the Company had an accumulated deficit of $4.1 million. There can be no assurance that the Company will be able to generate meaningful revenues or achieve profitable operations.

         The Company received a report from its independent certified public accountants for the Company's fiscal year ended December 31, 1999 containing an explanatory paragraph that describes the uncertainty related to the substantial doubt about the Company's ability to continue as a going concern due to, among other factors, the Company's recurring losses from operations, negative cash flows from operations, and its working capital deficiency at December 31, 1999.

         NEGATIVE CASH FLOW; NEED FOR ADDITIONAL FINANCING. The Company obtained a $1.7 million revolving line of credit from a bank in May 1999. In October 1999, the remaining amount available under the line of credit was utilized for the acquisition of Inteck. In November and December 1999, the Company engaged in a private equity offering of shares of Series C 6% Convertible Preferred Stock, resulting in net cash proceeds of $2.0 million. The Company's capital requirements are expected to continue to be significant and the Company believes that it will have to obtain additional funds to meet its projected cash requirements for the next twelve months. There can be no assurance that the Company will be able to secure additional financing with reasonable terms, if at all, or that the Company's funding requirements will not increase significantly as a result of unforeseen circumstances or that the Company's cash used in operating activities will not increase. In the event the Company exceeds its projected cash requirements, there can be no assurance that the Company would be able to obtain public or private third-party sources of financing or, that favorable terms for such financing would be available. In addition, given the trading history of the Company's common stock and warrants to purchase common stock, there can be no assurance that the Company will be able to raise additional cash through public or private offerings of its common stock. Any of these developments could materially adversely affect the Company's business, financial condition and results of operations.

         ABILITY TO IMPLEMENT ASP STRATEGY. The Company only recently expanded its business to include an ASP component. There can be no assurance that the Company will be able to assess accurately the investment required to negotiate and perform in a profitable manner any of its ASP contracts. If the Company is successful in implementing its ASP strategy, the Company anticipates that competitors may increase their focus on this market, which could adversely affect the Company's ability to obtain new contracts as well as the profitability of any such contracts. In addition, any failure by the Company to perform adequately under its ASP agreements may adversely effect its ability to obtain future engagements from these or other clients. The Company's failure to obtain future engagements could have a material adverse affect on the Company's business, financial condition and results of operations.

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

         CLIENT CONCENTRATION. The Company derives a significant portion of its revenues from a relatively limited number of clients. Clients will typically engage the Company on an assignment-by-assignment basis, and a client will be able generally to terminate an assignment at any time without penalty. In addition, the level of the Company's services required by any individual client can diminish over the life of its relationship with the Company, and there can be no assurance that the Company will be successful in establishing relationships with new clients as this occurs. The loss of any significant client could have a material adverse effect on the Company's business, financial condition and results of operations.

         STRUCTURE OF CLIENT ENGAGEMENTS. Due to the structure of client engagements, the Company typically provides services to its clients on a project-by-project basis. As a result, the amount of personnel required to meet the Company's contractual obligations at a given time varies depending on client demands and the contractual arrangements then in place. This volatility can result in indefinite periods in which certain or all Company consultants may not be billable. In 1999, the Company was forced to lay off several of its consultants. There can be no assurance that the Company will require the services of such individuals in the future, or, if the Company does require their services, that such consultants will return to work for the Company or will refrain from working for competitors. This uncertainty may negatively impact relationships between the Company and its employees which, in turn, could have a material adverse effect on the Company's business, financial condition and results of operations.

         PROJECT RISKS; LIMITED OUTSOURCING EXPERIENCE. Many of the Company's engagements involve projects that are critical to the operations of its clients' business and that provide benefits which may be difficult to quantify. The Company's failure to meet a client's expectations in the performance of its services could damage the Company's reputation and adversely affect its ability to attract new business. In addition, the Company could incur substantial costs and expend significant resources correcting errors in its work, and could possibly become liable for damages caused by such errors. The Company has assisted and expects to continue to assist clients in selecting and implementing software applications for the clients' use in their business. While the Company is not aware of any existing or potential claims, the Company could become involved in disputes which could negatively impact client relationships and which, in turn, could have a material adverse effect on the Company's business, financial condition and results of operations, whether or not the Company bears any responsibility, legal or otherwise.

         COMPETITION. The market for the Company's services is highly fragmented, highly competitive and subject to rapid change. The Company believes that it will compete principally with applications service providers, systems integration firms, national consulting firms, including the consulting divisions of large accounting firms, information system vendors, service groups of computer equipment companies, facilities management companies, IT outsourcing companies, general management consulting firms, and regional and specialty consulting firms. Many of the Company's competitors have significantly greater financial, technical and marketing resources than the Company, generate greater revenues and have greater name recognition than the Company. Moreover, those competitors who sell or license their own software may in the future attempt to limit or eliminate the use of third-party consultants, such as the Company, to implement and/or customize such software. In addition, vendors whose systems may enjoy wide market acceptance and large market share could enter into exclusive or restrictive agreements with other consulting firms, which could eliminate or substantially reduce the Company's implementation work for those systems. There are relatively low barriers to entry into the Company's markets, and the Company faces and expects to face additional competition from new entrants into the healthcare consulting industry. In addition, combinations and consolidations in the consulting industry will give rise to large competitors whose relative strengths are impossible to predict. The Company also competes with its client's internal resources, particularly where these resources represent a fixed cost to the client. This internal client competition may heighten as consolidation of healthcare providers creates organizations large enough to support more sophisticated internal information management capabilities. There can be no assurance that the Company will be able to compete effectively with current and future competitors or that competitive pressures, including wage pressures as the consultant labor market tightens, will not cause the Company's revenue or operating margins to decline, or otherwise materially adversely affect its business, financial condition and results of operations.

         DEPENDENCE ON VENDOR RELATIONSHIPS. The Company depends, and will continue to depend, upon its licensing and business relationships with third-party vendors. The Company's success relies in part upon its ability to maintain its existing vendor relationships and to form new relationships with vendors in order to enhance the Company's services and to remain competitive in providing applications services to its clients. Despite the vendor licensing contacts in currently in place, there can be no assurance that the Company will be able to maintain relationships with its vendors or establish relationships with new vendors. In addition, client satisfaction of the Company's applications services is dependent upon the use and reliability of the software, products and services of the Company's application vendors. There can be no assurance that the software, products or services of the Company's vendors will achieve market acceptance or commercial success, or that the Company's existing or future vendor relationships will result in sustained business partnerships or successful Company product and service offerings.

         ACQUISITION STRATEGY. In 1999, the Company implemented its strategy of expansion through the acquisitions of Medical Systems Solutions and Inteck. The Company expects to continue to acquire companies as a part of its growth strategy and in connection with the Company's increase in business-to-business service offerings. The Company competes with other companies to acquire businesses and expects this competition to continue to increase, making it more difficult in the future to acquire suitable companies on favorable terms, if at all. In addition, although the Company may acquire additional companies in the future, it may be unable successfully to integrate such companies in an effective and timely manner. If the Company is unable to integrate acquired businesses, it may incur significant costs, delays or other operational, technical or financial problems. The inability successfully to integrate acquired businesses may also divert management's attention from existing business and impair relationships with exiting clients and employees. To finance future acquisitions, the Company may issue equity securities that could result in dilution of the Company's common stock held by shareholders. The Company may also incur debt and additional expenses as a result of future acquisitions which could have a material adverse effect on the Company's business, financial condition and operating results.

         DELISTING OF SECURITIES FROM NASDAQ SYSTEM; DISCLOSURE RELATING TO LOW-PRICED STOCKS. On June 9, 1999, the Company was delisted from the Nasdaq Small Cap Market. Following a hearing with Nasdaq in March 1999, Nasdaq concluded that the merger of MC Informatics, Inc. with and into a wholly-owned subsidiary of HealthDesk Corporation constituted a reverse merger with MC Informatics, Inc. being the acquiring corporation. As a result, Nasdaq required the Company to comply with the initial listing requirements to remain listed on the Nasdaq Small Cap Market. Because the Company did not meet these initial listing requirements, the Company was delisted. The trading of the Company's securities is now conducted on the OTC Electronic Bulletin Board.

         Due to the delisting, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities. In addition, the trading of securities is subject to certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the common stock, which could severely limit the market liquidity of the common stock and the ability of shareholders to sell their common stock in the secondary market. There can be no assurance that the Company's common stock will be listed on Nasdaq in the foreseeable future.

         CONTROL BY MANAGEMENT. As of April 10, 2000, the officers and directors of the Company beneficially owned, in the aggregate, approximately 80% of the outstanding shares of common stock (assuming no exercise of outstanding warrants to purchase common stock). Accordingly, such persons, acting together, are in a position to control the election of all of the Company's directors and will thus control the management, policies and business operations of the Company. Such persons are also in a position to control the outcome of any matter submitted to a vote of the Company's shareholders.

         OUTSTANDING OPTIONS. As of April 10, 2000, the Company had outstanding options to purchase an aggregate of 2,596,362 shares of common stock at exercise prices ranging from $1.00 to $5.00. The exercise price of certain options represent a discount to market. Exercise of any of these options may have a dilutive effect on the Company's shareholders. Furthermore, the terms upon which the Company may be able to obtain additional equity financing may be adversely affected, since the holders of the options can be expected to exercise them, if at all, at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided in the options.

         NO DIVIDENDS. To date, the Company has not paid any cash dividends and does not expect to declare or pay dividends on its common stock in the foreseeable future.

         AUTHORIZED PREFERRED STOCK. The Company has authorized 3,000,000 shares of Preferred Stock, of which 2,500,000 shares are designated as Series C 6% Convertible Preferred Stock. The Series C Convertible Preferred Stock has a liquidation preference of $2.00 per share and each share is convertible into one share of common stock. The holders of Series C Convertible Preferred Stock are entitled to receive cumulative dividends at a rate of 6%, payable annually. The rights of the holders of the Company's common stock will be subject to and may be adversely affected by the rights of holders of the Series C Convertible Preferred Stock and any other preferred stock that may be issued in the future. The ability to issue preferred stock without shareholder approval could have the effect of making it more difficult for a third party to acquire a majority of the voting stock of the Company, thereby delaying, deferring or preventing a change in control of the Company.

         VOLATILITY OF STOCK AND WARRANTS PRICES. The trading price of the Company's common stock and warrants to purchase common stock have experienced substantial fluctuations and is subject to significant volatility due to factors impacting the overall market which are unrelated to the Company's performance. The historical results of operations and financial position of the Company are not necessarily indicative of future financial performance. If revenues or earnings fail to meet securities analysts' expectations, there could be an immediate and significant adverse impact on the trading price of the Company's common stock.

ITEM 7.       FINANCIAL STATEMENTS.

         The financial statements of the Company are filed with this report beginning on page F-1 following the signature pages.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On August 12, 1998, PricewaterhouseCoopers LLP resigned as accountants of HealthDesk. In connection with the audit of the two fiscal years ended December 31, 1996 and December 31, 1997, respectively, and through the date of resignation, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused it to make reference to the matter in connection with its report. The report of PricewaterhouseCoopers LLP on the financial statements of HealthDesk for the years ended December 31, 1996 and December 31, 1997 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, scope or accounting principles.

         On February 18, 1999, the Company appointed BDO Seidman, LLP as its independent certified public accountants. Prior to the appointment of BDO, the Company did not consult with BDO regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The information appearing under the caption "Election of Directors," including the subcaption "Compliance with Beneficial Ownership Reporting Rules," contained in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1999 (the "definitive Proxy Statement") is incorporated by reference into this item.

ITEM 10.      EXECUTIVE COMPENSATION.

         The information appearing under the caption "Election of Directors," including the subcaption "Executive Compensation," contained in the Company's definitive Proxy Statement is incorporated by reference into this item.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information appearing under the caption "Election of Directors," including the subcaption "Principal Shareholders," contained in the Company's definitive Proxy Statement is incorporated by reference into this item.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information appearing under the caption "Certain Relationships and Related Transactions" contained in the Company's definitive Proxy Statement is incorporated by reference into this item.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:


3.1      Amended and Restated Articles of Incorporation of the Registrant (4)

3.2 Certificate of Determination of Rights, Preferences, Privileges and Restrictions of 6% Series C Convertible Preferred Stock of the Registrant

32       Bylaws of the Registrant, as amended (1)

10.1     1994 Founder's Stock Option Plan, as amended (1)

10.2     1999 Stock Option Plan *

10.3 Asset Purchase Agreement dated as of September 29, 1998, by and between HealthDesk Corporation, Patient Infosystems Acquisition Corp. and Patient Infosystems, Inc. (2)

10.4 Amendment to Asset Purchase Agreement dated as of December 1, 1998 by and between HealthDesk Corporation, Patient Infosystems Acquisition Corp. and Patient Infosystems, Inc. (3)

10.5 Second Amendment to Asset Purchase Agreement dated as of February 1, 1999 by and between HealthDesk Corporation, Patient Infosystems Acquisition Corp. and Patient Infosystems, Inc. (3)

10.6 Agreement and Plan of Reorganization dated August 18, 1998, by and between HealthDesk Corporation, MC Acquisition Corporation, MC Informatics, Inc. ("MCII") and certain shareholders of MCII (2)

10.7 Amendment to Agreement and Plan of Reorganization dated February 24, 1999 by and between HealthDesk Corporation, MC Acquisition Corporation, MCII and certain shareholders of MCII *

10.8 Amendment to Agreement and Plan of Reorganization dated February 25, 1999 by and between HealthDesk Corporation, MC Acquisition Corporation, MCII and certain shareholders of MCII (3)

10.9 Asset Purchase Agreement dated June 29, 1999 by and between the Registrant, Medical Systems Solutions, Inc., Arthur H. Young and John
         B. Carey (5)

10.10 Stock Purchase Agreement dated October 1, 1999 by and between the Registrant and Donald M. Jacobs (6)

10.11 Office Building Lease dated February 11, 1999 by and between Spieker Properties, L.P. and the Registrant *

10.12 Loan and Security Agreement dated May 27, 1999 by and among the Registrant, MC Acquisition Corporation and Silicon Valley Bank *

10.13 Second Loan Moditication Agreement dated February 29, 2000 by and between the Registrant, MC Acquisition Corporation, HSG Acquisitions, Inc. and Silicon Valley Bank *

10.14 Third Loan Modification Agreement dated April 11, 2000 by and between the Registrant, MC Acquisition Corporation, HSG Acquisitions, Inc. and Silicon Valley Bank *

10.15 Revolving Promissory Note dated May 27, 1999 executed by the Registrant and MC Acquisition Corporation in favor of Silicon Valley Bank *

10.16 Amended and Restated Revolving Promissory Note dated February 4, 2000 executed by the Registrant, MC Acquisition Corporation and HSG Acquisitions, Inc. in favor of Silicon Valley Bank *

10.17 First Amendment to Amended and Restated Revolving Promissory Note dated April 11, 2000 executed by the Registrant, MC Acquisition Corporation and HSG Acquisitions, Inc. in favor of Silicon Valley Bank *

10.18 Equipment Term Note dated May 27, 1999 executed by the Registrant and MC Acquisition Corporation in favor of Silicon Valley Bank *

10.19 Amended and Restated Equipment Term Note dated February 4, 2000 executed by the Registrant, MC Acquisition Corporation and HSG Acquisitions, Inc. in favor of Silicon Valley Bank *

10.20 First Amendment to Amended and Restated Equipment Term Note dated April 11, 2000 executed by the Registrant, MC Acquisition Corporation and HSG Acquisitions, Inc. in favor of Silicon Valley Bank *

10.21 Intellectual Property Security Agreement dated May 27, 1999 by and between the Registrant, MC Acquisition Corporation and Silicon Valley Bank *

10.22 Intellectual Property Security Agreement dated February 29, 2000 by and between HSG Acquisitions, Inc. and Silicon Valley Bank *

10.23 Warrant to Purchase Stock dated May 27, 1999 issued by the Registrant in favor of Silicon Valley Bank *

10.24 Unconditional Guaranty (Individual) dated March 24, 2000 executed by John Pappajohn *

10.25 Registration Rights Agreement dated May 27, 1399 by and between the Registrant and Silicon Valley Bank *

10.26 Registration Rights Agreement dated February 26, 1999 by and between HealthDesk Corporation and certain shareholders (4)

10.27 Employment Agreement dated February 1999 by and between the Registrant and Garfield F. Thompson *

10.28 Employment Agreement dated February 1999 by and between the Registrant and Bi11 W. Childs *

16.1     Letter on Change in Certifying Accountant from PricewaterhouseCoopers
         LLP (7)

21.1     Subsidiaries of the Registrant

27.1     Financial Data Schedule

------------------

*        To be filed be amendment.

(1) Filed as an exhibit to the Registrant's Form SB-2 (Registration No. 333-14519) and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's Form 8-K filed October 6, 1998 and incorporated herein by reference.

(3) Filed as an exhibit to the Registrant's Form 8-K filed March 16, 1999 and incorporated herein by reference.

(4) Filed as an exhibit to the Registrant's Form lO-KSB filed April 15, 1999 and incorporated herein by reference.

(5) Filed as an exhibit to the Registrant's Form 8-K filed July 14, 1999 and incorporated herein by reference.

(6) Filed as an exhibit to the Registrant's Form 8-K filed October 15, 1999 and incorporated herein by reference.

(7) Filed as an exhibit to the Registrant's Form 8-K/A filed August 26, 1998 and incorporated herein by reference.

                                 EXHIBIT INDEX


         (a)      Exhibits:

3.2 Certificate of Determination of Rights, Preferences, Privileges and Restrictions of 6% Series C Convertible Preferred Stock of the Registrant

21.1     Subsidiaries of the Registrant


27.1     Financial Data Schedule

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized thereunto duly authorized on this 14th day of April, 2000.

                                                     MC INFORMATICS, INC.


                                                     By: /s/ Jeffrey L. Pollard
                                                         -----------------------
                                                         Jeffrey L. Pollard
                                                         Chief Financial Officer



                                POWER OF ATTORNEY

         KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints and Bill Childs and Jeffrey L. Pollard and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed below by the following persons on the date indicated on behalf of the Registrant and in the capacities and on the dates indicated:

NAME                                    TITLE                         DATE
----                                    ----                          ----

/s/ Bill Childs           Chief Executive Officer, Chairman       April 14, 2000
-----------------------   of the Board and Director
Bill Childs               (principal executive officer)


/s/ David Koeller         President, Chief Operating Officer      April 14, 2000
-----------------------
David Koeller


/s/ Jeffrey L. Pollard    Chief Financial Officer                 April 14, 2000
-----------------------   (principal financial and
Jeffrey L. Pollard        accounting officer)


/s/ John Pappajohn        Director                                April 14, 2000
-----------------------
John Pappajohn


/s/ Joseph R. Dunham      Director                                April 14, 2000
-----------------------
Joseph R. Dunham


/s/ David Joiner          Director                                April 14, 2000
-----------------------
David Joiner


/s/ Bruce Ryan            Director                                April 14, 2000
-----------------------
Bruce Ryan


/s/ Michael Richards      Director                                April 14, 2000
-----------------------
Michael Richards

                              MC Informatics, Inc.

                   Index to Consolidated Financial Statements

                     Years Ended December 31, 1999 and 1998



Report of Independent Certified Public Accountants                         F-2

Consolidated Balance Sheet                                                 F-3

Consolidated Statements of Operations                                      F-4

Consolidated Statements of Stockholders' Equity (Deficit)                  F-5

Consolidated Statements of Cash Flows                                      F-6

Notes to Consolidated Financial Statements                                 F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


         The Board of Directors
         MC Informatics, Inc.

         We have audited the accompanying consolidated balance sheet of MC Informatics, Inc. as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MC Informatics, Inc. at December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations. In addition, the Company has a working capital deficiency at December 31, 1999. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                           /s/ BDO Seidman, LLP

                                                               BDO SEIDMAN, LLP

         Orange County, California
         March 8, 2000, except as to the fourth
              paragraph of Note 7, which is as
              of April 11, 2000, and Note 14,
              which is as of April 10, 2000


                                   MC INFORMATICS, INC.
                                CONSOLIDATED BALANCE SHEET
                                     DECEMBER 31, 1999

                                ASSETS (NOTES 4, 7 AND 14)

Current assets:
   Cash                                                                     $    636,504
   Accounts receivable, net of allowance for doubtful
     accounts of $298,570                                                      1,833,602
   Prepaid expenses and other current assets                                     342,460
                                                                            -------------

Total current assets                                                           2,812,566

Property and equipment, net (Note 5)                                             415,032
Goodwill, net of accumulated amortization of $137,289 (Note 4)                 2,168,372
Other assets                                                                      55,342
                                                                            -------------

                                                                            $  5,451,312
                                                                            =============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Revolving lines of credit (Note 7)                                       $  1,202,211
   Current obligation related to business acquisition (Note 4)                   900,539
   Accounts payable                                                              658,004
   Accrued liabilities                                                           329,160
   Deferred revenue                                                              119,148
                                                                            -------------

Total current liabilities                                                      3,209,062

Obligation related to business acquisition (Note 4)                              300,000
                                                                            -------------

Total liabilities                                                              3,509,062
                                                                            -------------

Commitments and contingencies (Notes 2 and 13)
Subsequent events (Notes 7 and 14)

Stockholders' equity (Notes 3, 4 and 9):
   Preferred Stock, no par value. Authorized 3,000,000 shares:
     Series C 6% Convertible Preferred Stock, $.01 par value. Issued and outstanding 1,012,500 shares (aggregate liquidation
         preference of $2,025,000)                                             2,432,257
   Common stock, no par value. Authorized 40,000,000 shares;
     issued and outstanding 15,469,291 shares                                  3,906,890
   Unearned compensation                                                        (274,450)
   Accumulated deficit                                                        (4,122,447)
                                                                            -------------

Total stockholders' equity                                                     1,942,250
                                                                            -------------

                                                                            $  5,451,312
                                                                            =============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                         MC INFORMATICS, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                            1999                 1998
                                                       ----------------     ----------------
Revenues                                               $     8,570,347      $     3,716,585

Direct expenses                                              7,017,174            2,529,959
                                                       ----------------     ----------------

Gross profit                                                 1,553,173            1,186,626

General and administrative expenses                          4,740,553            1,309,601
                                                       ----------------     ----------------

Loss from operations                                        (3,187,380)            (122,975)

Interest expense (Note 6)                                       84,750               30,985

Non-cash financing costs (Note 3)                              131,250                    -

Other income                                                    (9,960)                   -
                                                       ----------------     ----------------

Loss before income taxes                                    (3,393,420)            (153,960)

Provision for income taxes (Note 10)                             1,600                3,800
                                                       ----------------     ----------------

Net loss                                               $    (3,395,020)     $      (157,760)
                                                       ================     ================

Basic and diluted loss per share (Note 11)             $          (.28)     $          (.03)
                                                       ================     ================

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                         MC INFORMATICS, INC.
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                YEARS ENDED DECEMBER 31, 1999 AND 1998

                        Members'           Preferred Stock           Common Stock
                         Equity       -----------------------  -------------------------
                        (Deficit)                                                           Unearned      Accumulated
                         Amount         Shares      Amount        Shares       Amount      Compensation     Deficit        Total
                       -----------   ----------- ------------  ------------ ------------   ------------   -----------  ------------
Balance,
   December 31, 1997   $  (92,389)           --  $        --            --  $        --    $        --    $       --   $   (92,389)

Net income, January 1
   through
   June 22, 1998           72,189(1)         --           --            --           --             --            --        72,189
Conversion of LLC to
   S-corporation           20,200            --           --     5,645,230       70,000             --       (90,200)           --
Net loss, June 23
   through
   December 31, 1998           --            --           --            --           --             --      (229,949)(1)  (229,949)
                       -----------   ----------- ------------  ------------ ------------   ------------   -----------  ------------

Balance,
   December 31, 1998           --            --           --     5,645,230       70,000             --      (320,149)     (250,149)

Stock issued in
   connection with
   reverse acquisition
   (Note 3)                    --            --           --     9,467,845    2,531,748             --            --     2,531,748
Stock issued in
   connection with
   acquisitions (Note
   4)                          --            --           --       356,216      918,344             --            --       918,344
Warrants issued in
   connection with
   bank financing
   (Note 7)                    --            --           --            --       38,967             --            --        38,967
Employee stock options
   issued as
   compensation
    (Note 9)                   --            --           --            --      329,340       (329,340)           --            --
Amortization of
   unearned
   compensation
    (Note 9)                   --            --           --            --           --         54,890            --        54,890
Compensation for
   non-employee stock
   options (Note 9)            --            --           --            --       18,491             --            --        18,491
Series C Preferred
   Stock issued in
   private equity
   offering (Note 9)           --     1,012,500    2,024,979            --           --             --            --     2,024,979
Preferred stock deemed
   dividend (Note 9)           --            --      407,278            --           --             --      (407,278)           --
Net loss                       --            --           --            --           --             --    (3,395,020)   (3,395,020)
                       -----------   ----------- ------------  ------------ ------------   ------------   -----------  ------------

Balance,
   December 31, 1999   $       --     1,012,500  $ 2,432,257    15,469,291  $ 3,906,890    $  (274,450)  $(4,122,447)  $ 1,942,250
                       ===========   =========== ============  ============ ============   ============  ============  ============

(1) The total net loss for the year ended December 31, 1998 was $157,760.

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                MC INFORMATICS, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                   1999                  1998
                                                                            ------------------    ------------------
Cash flows from operating activities:
   Net loss                                                                 $      (3,395,020)    $        (157,760)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization                                                    198,333                 9,499
     Provision for doubtful accounts                                                  304,278                38,597
     Warrants issued in connection with bank financing                                 38,967                     -
     Non-cash financing costs                                                         131,250                     -
     Amortization of unearned compensation for employee options                        54,890                     -
     Compensation for non-employee stock options                                       18,491                     -
     Changes in assets and liabilities, net of business acquisitions:
       Accounts receivable                                                           (833,737)             (888,879)
       Prepaid expenses and other current assets                                      (38,684)              (57,261)
       Other assets                                                                     9,792               (13,368)
       Accounts payable                                                               289,621               148,913
       Accrued liabilities                                                           (333,507)              112,764
       Deferred revenue                                                               (83,557)              122,824
                                                                            ------------------    ------------------

Net cash used in operating activities                                              (3,638,883)             (684,671)
                                                                            ------------------    ------------------

Cash flows from investing activities:
   Purchases of property and equipment                                               (431,880)              (18,918)
   Cash received upon reverse acquisition                                             871,268                     -
   Collection of notes receivable from related parties                              1,111,819                     -
   Advances to related party                                                            7,285                     -
   Payments for business acquisitions, net of cash acquired                          (411,706)                    -
                                                                            ------------------    ------------------

Net cash provided by (used in) investing activities                                 1,146,786               (18,918)
                                                                            ------------------    ------------------

Cash flows from financing activities:
   Proceeds from revolving line of credit                                           1,367,211                     -
   Repayments on revolving line of credit                                            (200,000)                    -
   Proceeds from notes payable to related parties                                     500,000               848,819
   Repayments of notes payable to related parties                                  (1,288,819)             (100,000)
   Proceeds from notes payable                                                              -                50,000
   Repayment of notes payable                                                         (17,500)              (77,500)
   Collection of pre-merger subscription receivable                                   725,000                     -
   Proceeds from Series C Preferred Stock offering                                  2,024,979                     -
                                                                            ------------------    ------------------

Net cash provided by financing activities                                           3,110,871               721,319
                                                                            ------------------    ------------------


                                                MC INFORMATICS, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                       YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                   1999                   1998
                                                                            ------------------    -------------------
Net increase in cash                                                                  618,774                 17,730

Cash, beginning of year                                                                17,730                      -
                                                                            ------------------    -------------------

Cash, end of year                                                           $         636,504     $           17,730
                                                                            ==================    ===================

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
       Interest                                                             $          87,994     $           15,893
                                                                            ==================    ===================
       Income taxes                                                         $           1,600     $            1,920
                                                                            ==================    ===================

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              MC INFORMATICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BUSINESS AND ORGANIZATION

        MC Informatics, Inc. (the "Company") was incorporated in California on June 22, 1998. The Company is the successor to a California limited liability company that was formed on April 14, 1997. The Company operates in one segment and is a provider of consulting services and information technology solutions to the healthcare industry.

        Effective June 22, 1998, the members of the limited liability company converted their membership interests to shares of the Company's common stock.

        BASIS OF PRESENTATION

        As discussed more fully in Note 3, HealthDesk Corporation ("HealthDesk") merged with MC Informatics, Inc. ("MCIF") on March 2, 1999. The merger was accounted for as a purchase of HealthDesk by MCIF in a "reverse acquisition", since HealthDesk had no ongoing business or operations at the time of the merger and the executive officers and members of the board of directors of the post-merger entity were primarily comprised of individuals previously associated with MCIF. In a reverse acquisition, the accounting treatment differs from the legal form of the transaction, as the continuing legal parent company (HealthDesk) is not assumed to be the acquirer and the financial statements of the combined entity are those of the accounting acquirer (MCIF), including any comparative prior year financial statements presented by the combined entity after the business combination. Consequently, the consolidated financial statements include the accounts of MCIF, and beginning March 2, 1999, include the accounts of HealthDesk.

        In connection with the reverse acquisition, the Company assumed the number of authorized no par common shares (40,000,000 shares) and the number of authorized no par preferred shares (3,000,000 shares) of HealthDesk. Accordingly, all references to the number of shares and the per share information in the accompanying consolidated financial statements have been adjusted to reflect these changes on a retroactive basis.

        REVENUE RECOGNITION

        The Company recognizes revenue when services are rendered. Payments received from customers and invoices presented to customers in advance of services have been deferred until earned and are recorded as deferred revenue in the accompanying consolidated financial statements.

        PROPERTY AND EQUIPMENT

        Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets (or lease term, if shorter) which range from two to seven years.

        Maintenance and repairs are expensed as incurred while renewals and betterments are capitalized.

        GOODWILL

        Goodwill represents the excess of the purchase price over net assets acquired through business combinations accounted for as purchases and is amortized on a straight-line basis over its estimated useful life of five to seven years.

        DEBT ISSUANCE COSTS

        The costs related to the issuance of the bank financing are capitalized and amortized over the term of the related debt.

                              MC INFORMATICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        LONG LIVED ASSETS

        The Company reviews the carrying amount of its long-lived assets and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell.

        INCOME TAXES

        From inception through June 22, 1998, the Company was structured as a limited liability company ("LLC"). No liability for income taxes was recorded for Federal or state purposes since the LLC was recognized as a partnership for income tax purposes. Accordingly, all profits, losses and credits of the Company through June 22, 1998 were the responsibility of the LLC members.

        Upon the Company's conversion on June 22, 1998 from an LLC to an S-corporation under the provisions of Section 1362 of the Internal Revenue Code, the Company elected to be taxed as an S-corporation. Accordingly, the Company has not provided for any income taxes for the period from June 22, 1998 through March 2, 1999, except certain state franchise taxes, since the liability is that of the individual stockholders.

        Effective March 2, 1999, in connection with the merger with HealthDesk, the Company became a C Corporation for income tax purposes. The Company uses the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes are recognized based on the differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the state minimum tax payable for the period and the change during the period in net deferred tax assets and liabilities.

        STOCK-BASED COMPENSATION

        The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for its employee stock option plans, unless the exercise price of options granted is less than fair market value on the date of grant. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation".

        LOSS PER SHARE

        Loss per share is calculated pursuant to Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings
        (loss) per share includes no dilution and is computed by dividing loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of the Company.

                              MC INFORMATICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

        The carrying amount of accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair value because of the short maturity of these items. The Company believes the carrying amounts of its revolving lines of credit approximate fair value because the interest rates on these instruments approximate market interest rates. As of December 31, 1999, the fair value of all financial instruments approximated carrying value.

        The fair value of the Company's obligations related to business acquisitions cannot be determined due to the financial instrument arising in connection with an acquisition transaction and therefore no market for such instrument.

        CONCENTRATION OF CREDIT RISK

        Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and accounts receivable. The Company places its cash with high quality financial institutions. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.

        Credit is extended for all customers based upon an evaluation of the customer's financial condition and credit history and generally the Company does not require collateral. Credit losses are provided for in the consolidated financial statements and consistently have been within management's expectations.

        The Company had revenues from three customers, which accounted for approximately 25%, 17% and 16%, respectively, of revenues for the year ended December 31, 1999. The accounts receivable balance from these customers was approximately 10%, 36% and 2%, respectively, at December 31, 1999. The Company had revenues from two customers which accounted for approximately 39% and 18%, respectively, of revenues for the year ended December 31, 1998.

        USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        RECLASSIFICATIONS

        Certain reclassifications have been made to the prior year financial statements to be consistent with the 1999 presentation.

                              MC INFORMATICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

2.      GOING CONCERN

        The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the years ended December 31, 1999 and 1998, the Company experienced operating losses of $3,187,380 and $122,975, respectively, and had negative cash flow from operations of $3,638,883 and $684,671, respectively. In addition, the Company had a working capital deficiency of $396,496 at December 31, 1999. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        During late 1999 and early 2000, the Company took certain actions in an effort to become profitable and improve cash flow from operations in the future. Management embarked on an aggressive cost reduction program and developed and continues to implement plans to reduce existing cost structures, improve operating efficiencies, and strengthen the Company's operating infrastructure. There can be no assurances that the Company can achieve its plans to become profitable and improve cash flow from operations.

        The Company is also implementing a corporate finance program designed to improve its working capital structure by considering certain financing alternatives. Such alternatives include the private placement of certain debt and equity securities. In addition, management has amended its existing bank financing agreement (Note 7). Although management has been successful in obtaining working capital to fund operations to date, there can be no assurances that the Company will be able to generate additional capital in the future.

3.      MERGER WITH HEALTHDESK

        On March 2, 1999, MC Informatics, Inc. ("MCIF"), was merged with and into a wholly-owned subsidiary of HealthDesk Corporation ("HealthDesk") through the issuance of 5,645,230 shares of HealthDesk's common stock in exchange for all the outstanding common shares of MCIF pursuant to the terms of an Agreement and Plan of Reorganization, dated August 18, 1998 (the "Agreement"). In connection with the merger, HealthDesk changed its name to MC Informatics, Inc. In accordance with the Agreement, upon the closing of the merger in March 1999, all of the outstanding shares of series B preferred stock of HealthDesk were converted into 2,525,000 shares of common stock.

        The transaction has been accounted for as a reverse acquisition whereby MCIF has been identified as the acquiring corporation for financial reporting purposes. Accordingly, the accompanying consolidated financial statements reflect the accounts of MCIF for all periods presented, and include the accounts of HealthDesk from the date of the stock-for-stock exchange (March 2, 1999).

        The 5,645,230 shares of common stock issued to acquire the common stock of MCIF are reflected in the accompanying consolidated financial statements as if the shares were issued and outstanding for all periods presented. The 9,467,845 shares retained by the original HealthDesk shareholders (including the 2,525,000 shares of common stock issued upon conversion of the HealthDesk series B preferred stock) are reflected in the accompanying consolidated financial statements as consideration issued by MCIF to acquire the net assets of HealthDesk. The historical cost of the net assets acquired and, accordingly, the recorded value of the common stock issued was $2,531,748.

        The Company recorded $131,250 in the accompanying 1999 consolidated statement of operations for non-cash financing costs associated with common stock sold by HealthDesk, at a discount to market, to certain individuals that were employed by the Company subsequent to the merger.

        As used herein, the term the Company refers to MCIF prior to the merger of MCIF and HealthDesk Corporation and the combined entity after the merger.

                              MC INFORMATICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

3.      MERGER WITH HEALTHDESK (CONTINUED)

        The following represents the unaudited pro forma results of operations as if the merger had occurred at the beginning of the respective periods presented below.

                                                                                1999                    1998
                                                                           ---------------         ---------------
       Revenues                                                            $    8,570,347          $    3,716,585
                                                                           ===============         ===============

       Loss from continuing operations                                     $   (3,781,782)         $   (1,335,461)
                                                                           ===============         ===============

       Basic and diluted loss per share from continuing operations         $         (.27)         $        (0.14)
                                                                           ===============         ===============

        The pro forma results of operations above do not purport to be indicative of the results that would have occurred had the merger taken place at the beginning of the respective periods presented or of results which may occur in the future.

4.      ACQUISITIONS OF BUSINESSES

        HSG ACQUISITION, INC.

        On October 1, 1999, the Company acquired all of the outstanding stock of HSG Acquisitions, Inc. (dba Inteck, Inc.) ("Inteck") pursuant to the terms of a Stock Purchase Agreement for a purchase price of $1,812,500 subject to certain adjustments. The purchase price for the acquisition included the issuance of 245,000 shares of the Company's common stock valued at $2.50 per share (market value), an additional issuance of 120,000 shares of common stock valued at $2.50 per share on January 5, 2000, a cash payment of $300,000 and a promissory note for $600,000 bearing interest at the rate of 8.5% per annum commencing October 1, 1999. The terms of the promissory note include an interest only payment of $13,413 due on January 5, 2000, and nine monthly payments of principal and interest of $36,650 commencing January 5, 2000, with a balloon payment of $300,000 due on October 1, 2000. The acquisition has been accounted for using the purchase method of accounting and the assets acquired and liabilities assumed were recorded at their estimated fair values at the date of the acquisition. The cost in excess of net assets acquired was $1,845,247 which is being amortized on a straight-line basis over seven years.

        In connection with the acquisition, the Company assumed a deferred compensation liability of $144,983, which is due on demand. In addition, the purchase price was increased by $155,556 as a result of the subsequent realization of certain assets. This purchase price adjustment is payable to the seller on April 23, 2000. Such amounts have been included in current obligation related to business acquisition in the accompanying balance sheet. The amounts due to the seller as a result of the acquisition are collateralized by substantially all of the assets of Inteck.

        Supplementary information related to the acquisition of Inteck is as follows:

       Components of purchase price

                              MC INFORMATICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

4.      ACQUISITIONS OF BUSINESSES (CONTINUED)

            Cash                                                                $      300,000
            Promissory note                                                            600,000
            Future obligation to issue 120,000 shares of the Company's stock           300,000
            Issuance of 245,000 shares of the Company's common stock                   612,500
                                                                                ---------------

                                                                                     1,812,500

            Purchase price adjustment payable to seller                                155,556
            Acquisition costs                                                           79,561
                                                                                ---------------

       Total purchase price                                                          2,047,617

       Net assets acquired                                                             202,370
                                                                                ---------------

       Goodwill                                                                 $    1,845,247
                                                                                ===============

        The following represents the unaudited pro forma results of operations as if the acquisition had occurred at the beginning of the respective periods presented below:

                                                          1999                     1998
                                                   ------------------       -----------------
       Revenues                                    $      10,049,394        $      5,380,964
                                                   ==================       =================

       Net loss                                    $      (3,313,307)       $     (1,831,014)
                                                   ==================       =================

       Basic and diluted loss per share            $            (.27)       $           (.14)
                                                   ==================       =================

        The pro forma results of operations above do not purport to be indicative of the results that would have occurred had the acquisition taken place at the beginning of the respective period presented or of results which may occur in the future.

        MEDICAL SYSTEMS SOLUTIONS

        Effective June 1, 1999, the Company acquired substantially all of the assets of Medical Systems Solutions, Inc. pursuant to the terms of an Asset Purchase Agreement. The assets purchased include inventory of computer hardware and software programs, computer equipment and all of the current customer contracts of Medical Systems Solutions, Inc. The purchase price for the acquisition included the issuance of 111,216 shares of common stock (with a market value of $305,844) and a cash payment of $195,263. The acquisition has been accounted for using the purchase method of accounting and the assets acquired and liabilities assumed were recorded at their estimated fair values at the date of the acquisition. The cost in excess of the net assets acquired was $438,414 which is being amortized on a straight-line basis over five years.

        The pro forma effect of this asset purchase for 1999 and 1998 would not be materially different than the amounts reported in the accompanying statements of operations.

5.      PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:

                                                              December 31, 1999
                                                              ------------------

       Office equipment                                       $         308,951
       Furniture and fixtures                                           150,629
       Software                                                          21,241
                                                              ------------------

                                                                        480,821

       Accumulated depreciation and amortization                        (65,789)
                                                              ------------------

                                                              $         415,032
                                                              ==================

6.      NOTES RECEIVABLE AND PAYABLE TO RELATED PARTIES

        During 1998 and through February 1999, HealthDesk loaned amounts aggregating $1,111,819 to certain of the directors and officers of MCIF. These funds were subsequently loaned on substantially the same terms to MCIF by said directors and officers. The notes were unsecured, bore interest at 8.5% per annum and were payable on demand. As of December 31, 1999, the notes receivable and notes payable had been collected and repaid in full.

                              MC INFORMATICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

6.      NOTES RECEIVABLE AND PAYABLE TO RELATED PARTIES (CONTINUED)

        In October 1999, certain officers and directors loaned an aggregate amount of $500,000 to the Company. The notes were unsecured and bore interest at 10% per annum. As of December 31, 1999, all amounts owed had been repaid.

        Interest incurred on notes payable to related parties was $27,522 and $30,385 during the years ended December 31, 1999 and 1998, respectively.

7.      REVOLVING LINES OF CREDIT

        On May 28, 1999, the Company entered into an agreement with a bank for a revolving line of credit of up to $1,700,000, which includes a $200,000 sub-facility for an equipment term loan and a $150,000 sub-limit for the issuance of letters of credit. In connection with the bank financing agreement, the Company issued warrants to purchase 50,000 shares of the Company's common stock, exercisable at $2.87 per share and expiring on May 27, 2004. The estimated fair value of these warrants was $38,967 and such amount has been accounted for as a debt issuance cost in the accompanying consolidated financial statements. As of December 31, 1999, the Company had $1,025,000 outstanding under the revolving line of credit and $142,211 outstanding on the equipment term loan. No amounts are available under this revolving line of credit at December 31, 1999.

        The line of credit is collateralized by substantially all assets of the Company and bears interest at the bank's prime rate (8.5% at December 31, 1999) plus 1.5%. The revolving line of credit is payable in monthly installments of interest only, with the unpaid principal balance and accrued interest due on May 26, 2000. The equipment term loan is payable in monthly installments of interest only at the bank's prime rate plus 1.5% through May 27, 2000, at which time the outstanding balance was to be payable in equal monthly principal and interest installments through May 26, 2003.

        The bank financing agreement contains certain restrictive financial covenants. At December 31, 1999, the Company was not in compliance with certain of these covenants and was in default of certain other provisions of the bank financing agreement.

        On April 11, 2000, the Company entered into an agreement with the bank which amended the bank financing agreement. Pursuant to this amendment, the bank extended the maturity date to the earlier of (i) January 31, 2001, or (ii) the date upon which the Company successfully raises $3,000,000 or more of debt or equity financing, as defined in the amended agreement. In addition, the bank waived all violations of the financial covenants included in the bank financing agreement from inception up to and including March 31, 2000, and as of April 1, 2000, eliminated all previous financial covenants and added one new financial covenant. As consideration for the amendment to the bank financing agreement, the Company repaid the overadvances on its borrowings under the revolving line of credit in the aggregate amount of approximately $379,000. Additionally, all borrowings with the bank are now personally guaranteed by an individual who is a member of the board of directors and a significant stockholder. In connection with the amended bank financing agreement, all amounts due have been presented in revolving lines of credit in the accompanying consolidated balance sheet.

        In connection with the acquisition of Inteck (Note 4), the Company assumed a revolving line of credit agreement for unsecured borrowings of up to $35,000. The line of credit bears interest at the bank's prime rate (8.5% at December 31, 1999) plus 2.5% and is due on demand. As of December 31, 1999, the Company had $35,000 outstanding under this line of credit.

8.      NOTES PAYABLE

        In July 1998, the Company borrowed $50,000 from an individual. The unsecured note payable accrued interest at 10%. The outstanding balance at December 31, 1998 was repaid in full in January 1999.

                              MC INFORMATICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

9.      STOCKHOLDERS' EQUITY

        PREFERRED STOCK

        The Company has authorized 3,000,000 shares of Preferred Stock, of which 2,500,000 shares are designated as Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock has a liquidation preference of $2.00 per share and each share is convertible into one share of common stock. The holders of Series C Convertible Preferred Stock are entitled to receive cumulative dividends at a rate of 6%, payable annually. At December 31, 1999, undeclared cumulative dividends totaled $17,420.

        PRIVATE EQUITY OFFERING

        On November 1, 1999, the Company sold an aggregate of 1,012,500 shares of Series C 6% Convertible Preferred Stock, at $2.00 per share, in a private equity offering. The net cash proceeds of this offering were $2,024,979. The Series C 6% Convertible Preferred Stock, which is convertible to common stock at a discount to the market, has been accounted for by treating such discount to the market as a deemed dividend. The Company computed the amount of the discount based on the difference between the conversion price and the fair value of the underlying common stock on the date these preferred shares were issued. Accordingly, $407,278 has been recorded as a deemed dividend and is considered in the calculation of loss per share (see Note 11).

        STOCK OPTION PLAN

        In February 1999, the Company adopted the 1999 Stock Option Plan (the "1999 Plan") under which eligible employees can receive options to purchase shares of the Company's common stock at a price generally not less than 100% of the fair value of the common stock on the date of the grant. The 1999 Plan allows for the issuance of a maximum of 374,356 shares of the Company's common stock. The options granted under the 1999 Plan are exercisable over a maximum term of ten years from the date of grant.

        In connection with the merger with HealthDesk (Note 3), the Company has an additional stock option plan (the "1994 Plan") under which eligible employees, directors and consultants can receive options to purchase shares of the Company's common stock at a price generally not less than 100% and 85% of the fair value of the common stock on the date of grant for incentive stock options and non-statutory stock options, respectively. The 1994 Plan allows for the issuance of a maximum of 3,000,000 shares of the Company's common stock. The options granted under the 1994 Plan are exercisable over a maximum term of ten years from the date of grant.

        The Company accounts for stock-based compensation for employees under the "intrinsic value" method. Under this method, no compensation expense is recorded for these plans and arrangements for current employees whose grants provide for exercise prices at or above the market price on the date of grant. Compensation expense for employees is recorded based on intrinsic value (excess of market price over exercise price on the measurement date) which is accounted for as unearned compensation and is reflected as a separate component of stockholders' equity until earned. Unearned employee compensation is amortized to expense over the vesting period and the expense recognized amounted to $54,890 during 1999.

        The Company accounts for stock-based compensation for non-employees using the fair value of the option award on the measurement date. Compensation for non-employee stock options are recorded in the period earned. The fair value of non-employee stock options granted in 1999 totaled $50,319, of which $18,491 was earned and recorded during 1999 and the balance forfeited due to the termination of the related consulting agreement.

                              MC INFORMATICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

9.      STOCKHOLDERS' EQUITY (CONTINUED)

        A summary of stock option activity is set forth below:

                                                                                                        Weighted
                                                                                                        Average
                                                             Number of      Price        Aggregate      Exercise
                                                               Shares     Per Share        Price          Price
                                                            -----------  -----------   -------------   -----------
       Balance, December 31, 1997 and 1998                           -   $        -    $          -    $        -
       Options granted                                       2,871,805    1.00-3.06       5,112,419          1.78
       Options assumed in merger with HealthDesk               110,000    1.00-5.00         150,000          1.36
       Options forfeited/canceled                             (440,443)   1.00-3.06      (1,010,823)         2.30
                                                            -----------  -----------   -------------   -----------

       Balance, December 31, 1999                            2,541,362   $1.00-5.00    $  4,251,596    $     1.67
                                                            ===========  ===========   =============   ===========

        The following table summarizes information with respect to stock options outstanding at December 31, 1999:

                                            Options Outstanding                           Options Exercisable
                             --------------------------------------------------      -----------------------------
                                 Number           Weighted Avg.      Weighted            Number         Weighted
           Range of            Outstanding          Remaining        Average           Exercisable       Average
           Exercise            at December         Contractual       Exercise          at December      Exercise
            Price                31, 1999          Life (Years)        Price            31, 1999          Price
        -------------        ---------------     ---------------    -----------      --------------   ------------
          $1.00-1.62              1,992,362           8.1           $     1.39              77,083    $      1.00
           2.20-2.94                499,000           9.6                 2.61              25,000           2.53
                3.06                 40,000           9.3                 3.06                   -              -
                5.00                 10,000           6.0                 5.00               8,333           5.00
        -------------        ---------------     ---------------    -----------      --------------   ------------

          $1.00-5.00              2,541,362           8.4           $     1.67             110,416    $      1.64
        =============        ===============     ===============    ===========      ==============   ============

        If the Company had elected the fair value method of accounting for stock-based compensation, compensation cost would be accrued at the estimated fair value of all stock option grants over the service period, regardless of later changes in stock prices and price volatility. The fair value of each option granted in 1999 has been estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions: no dividend yield; expected volatility of 33% based on historical results; risk-free interest rate of 6.5%; and average expected lives of 3 to 5 years.

        The weighted average fair value of those options granted during the year ended December 31, 1999 was $0.69 per share.

        The following table sets forth the net loss per share amounts for the years presented as if the Company had elected the fair value method of accounting for stock options.

                                                         1999               1998
                                                    ---------------    ----------------
       NET LOSS
             As reported                            $   (3,395,020)    $      (157,760)
                                                    ===============    ================
             Pro forma                              $   (3,475,216)    $      (157,760)
                                                    ===============    ================

       BASIC AND DILUTED LOSS PER SHARE
             As reported                            $         (.28)    $          (.03)
                                                    ===============    ================
             Pro forma                              $         (.29)    $          (.03)
                                                    ===============    ================

                              MC INFORMATICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

9.      STOCKHOLDERS' EQUITY (CONTINUED)

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

        Additional incremental compensation expense includes the excess of fair values of options granted during the year over any compensation amounts recorded for options whose exercise prices were less than the market value at date of grant, and for any expense recorded for non-employee grants. All such incremental compensation is amortized over the related vesting period, or expensed immediately if fully vested. The above calculations include the effects of all grants in the years presented. Because options often vest over several years and additional awards are made each year, the results shown above may not be representative of the effects on net income (loss) in future years.

        WARRANTS

        In connection with the merger with HealthDesk (Note 3), outstanding redeemable warrants to purchase 2,125,000 shares of common stock were assumed by the Company which entitle the registered holder thereof to purchase one share of common stock at a price of $2.50, subject to adjustment in certain circumstances, at any time through and including January 16, 2002. These warrants are redeemable by the Company upon notice of not less than 30 days, at a price of $.10 per warrant, provided the closing bid quotation of the common stock on all 30 of the trading days ending on the third day prior to the day on which the Company gives notice has been at least 150% ($3.75, subject to adjustment) of the then effective exercise price of the warrants.

        In addition, in connection with the merger with HealthDesk (Note 3), the Company assumed outstanding warrants to purchase up to 170,000 shares of the Company's common stock at an exercise price of $6.00 per share and rights to purchase up to 170,000 additional warrants at a purchase price of $.12 per warrant (each exercisable to purchase one share of common stock at a price of $8.25 per share). These warrants are exercisable over a five-year period through January 16, 2002.

        A summary of common stock purchase warrants activity is as follows:

                                                                                            Warrant Price
                                                                                   --------------------------------
                                                                 Number of
                                                                   Shares             Per Share           Total
                                                               ---------------     --------------     -------------
       Balance outstanding, December 31, 1997 and 1998                      -      $           -      $          -

       Warrants assumed in merger with HealthDesk                   2,295,000          2.50-6.00         6,332,500

       Warrants issued (Note 7)                                        50,000               2.87           143,500
                                                               ---------------     --------------     -------------

       Balance outstanding, December 31, 1999                       2,345,000      $   2.50-6.00      $  6,476,000
                                                               ===============     ==============     =============

                              MC INFORMATICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

9.      STOCKHOLDERS' EQUITY (CONTINUED)

        COMMON STOCK RESERVED FOR ISSUANCE

        At December 31, 1999, the total number of shares of common stock reserved for issuance upon exercise of outstanding stock options and warrants, and conversion of convertible preferred stock was 5,898,862 shares.

        RESTRICTIONS ON DIVIDENDS

        Pursuant to state law, the Company may be restricted from paying dividends to its stockholders as a result of its accumulated deficit as of December 31, 1999.

10.     INCOME TAXES

        The provision for income taxes for the years ended December 31, 1999 and 1998 is comprised of the minimum current state income tax. Differences between the statutory and effective tax rates are primarily due to valuation allowances recorded to offset deferred tax benefits associated with net operating losses.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Components of the Company's deferred tax assets and liabilities are comprised primarily of the future tax benefits of the Company's net operating loss carryforwards of approximately $5,600,000 at December 31, 1999. Such deferred tax asset is offset by a valuation allowance equal to the total net deferred tax asset balance.

        As of December 31, 1999, the Company has a federal net operating loss carryforward of approximately $15,000,000 which expires at various dates between 2002 and 2019 and a state net operating loss carryforward of approximately $7,000,000 which expires at various dates between 2000 and 2004.

        The utilization of the net operating loss carryforwards could be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of deferred tax assets is not more likely than not. Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of December 31, 1999.

11.     LOSS PER SHARE

        The following table illustrates the computation of basic and diluted loss per share:

                                                                                  1999                1998
                                                                             ---------------     ---------------
       Numerator:
       Net loss                                                              $   (3,395,020)     $     (157,760)
       Less:  preferred stock deemed dividend (Note 9)                              407,278                   -
       Less:  preferred stock dividends (Note 9)                                     17,420                   -
                                                                             ---------------     ---------------

       Net loss available to common stockholders                             $   (3,819,718)     $     (157,760)
                                                                             ===============     ===============

       Denominator:
       Weighted average number of common shares outstanding during the
          year                                                                   13,657,737           5,645,230
                                                                             ---------------     ---------------

       Basic and diluted loss per share                                      $         (.28)     $         (.03)
                                                                             ===============     ===============

                              MC INFORMATICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

11.     LOSS PER SHARE (CONTINUED)

        The weighted average number of common shares outstanding for 1998 assumes the common shares issued in connection with the conversion from a limited liability company on June 22, 1998 were outstanding for the entire year ended December 31, 1998.

        The computation of diluted loss per share excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants and the potential conversion of preferred stock because their effect was antidilutive due to losses incurred by the Company during the years presented. See summary of outstanding stock options and warrants and discussion of convertible preferred stock in Note 9.

12.     PROFIT SHARING PLAN

        The Company has a profit sharing plan which is qualified under Section 401(k) of the Internal Revenue Code. Any employee who has attained the age 21 and has completed three months of service is eligible to participate. Employees may contribute to the plan subject to the limits of Section 401(k) of the Internal Revenue Code. The Company may contribute to the profit sharing on behalf of the employees at the Company's discretion. There were no Company contributions to the plan during 1999 or 1998.

13.     COMMITMENTS

        LEASES

        The Company leases its corporate office under a lease agreement that expires in March 2002. Future obligations under existing operating leases at December 31, 1999 are as follows:

        YEARS ENDING DECEMBER 31,
        -------------------------

       2000                                                $      236,721
       2001                                                       212,066
       2002                                                        73,164
                                                           ---------------

                                                           $      521,951
                                                           ===============

        Total rent expense amounted to $201,000 and $16,000 for the years ended December 31, 1999 and 1998, respectively.

        EMPLOYMENT AGREEMENTS

        The Company has employment agreements with certain officers which provide for a base salary, incentive compensation and other benefits.

                              MC INFORMATICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

14.     SUBSEQUENT EVENT

        During March 2000 and through April 10, 2000, the Company received an aggregate of $500,000 from certain members of the Company's board of directors and related parties. It is the intent of the Company and these parties that such advances will be exchanged for promissory notes, the terms of which have not yet been finalized.