Form 10KSB/A
period 1999-12-31
MC INFORMATICS INC
filed 2000-04-17
CIK 1023767

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                               FORM 10-KSB/A No. 1

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

THE COMPANY'S BUSINESS

         The Company is a professional services firm providing a broad spectrum of applications services, consulting services, strategic and operations management services and IT solutions for the healthcare industry. The Company's focus is to assist healthcare organizations maximize the benefits of their information systems and enable technology to serve their strategic objectives. As an applications service provider, or ASP, the Company offers proprietary Web-based software and non-proprietary software applications to healthcare providers and payors. In addition, the Company provides complete operational support for all IT functions, including Internet services, e-mail, Web hosting, Web publishing and business-to-business and business-to-consumer connectivity; distance learning programs; network services; desktop services; secure Internet access to application servers in compliance with the Health Insurance Portability and Accountability Act ("HIPAA"); electronic medical record support; and related applications services as may be required by a healthcare organization. Through its IT consulting services, the Company provides healthcare entities with direction in developing long-term IT strategy through the selection of technology and products, system implementation, integration and management, and contract negotiations.

         The Company serves a national client base across a broad cross-section of the healthcare industry. The Company performs services for its clients principally on a project-by-project basis through the development of a custom-tailored solution for each client based upon the client's specific needs and requirements. The Company believes that its in-depth institutional knowledge, long-term relationships, extensive knowledge of its clients' needs and its broad range of services provide it with significant advantages over its competitors in marketing additional services and winning new engagements. The Company's objective is to become a leading provider of applications services and IT solutions in the healthcare industry.

INDUSTRY BACKGROUND

         Because of the nature of the Company's service offerings, the Company competes primarily in the healthcare industry. The healthcare professional services industry is highly fragmented and consists principally of: (i) larger systems integration firms, including the consulting divisions of national consulting firms, which offer healthcare as one of their specialty areas; (ii) healthcare information systems vendors, which focus on services relating to the software solutions they offer; (iii) healthcare consulting firms, many of which focus on selected specialty areas, such as strategic planning or vendor-specific implementation; and (iv) large general management consulting firms that do not specialize in healthcare consulting and/or offer systems implementation. In addition, the Company competes with ASPs and IT outsourcing companies. The Company believes that a competitive advantage will increasingly be gained by those firms that: (a) possess the necessary expertise and resources to offer comprehensive skill sets to clients; (b) have the strength and consistency of advice along the entire service continuum (from strategy to selection to implementation to support); and (c) offer the flexibility and experience to meet the challenges of the rapid developments in healthcare and IT industries.

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

         The healthcare IT environment has grown increasingly complex, costly and burdensome as a result of the challenges of deploying new technology, maintaining older systems and meeting staffing requirements in a market with, what the Company believes to be, an insufficient pool of qualified IT professionals with knowledge of and experience with healthcare processes. At the same time, external economic factors have forced many healthcare organizations to focus on core competencies and trim work forces. The Company believes that healthcare participants will increasingly turn to outside consultants, external management of internal information systems and outsourcing--especially as provided by ASPs--as a means of coping with the financial and technical demands of information systems management. According to the Meta Group, an IT analyst and market research firm, expenditures for healthcare IT outsourcing will increase fifteen-fold over the next two to three years, from less than $200 million per year in 1999 to more than $3 billion by 2002-2003. Specific reasons for this shift include:

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

         Although the ASP market is becoming increasingly popular, there is no one type of ASP model that has established itself as superior, resulting in many ASP variations. Some examples include Internet service providers, telecommunication providers and independent software vendors. Full-service healthcare business-to-business ASPs generally strive to offer all IT services necessary to enable a client to use any software package it desires and to share information with an organization or individual it designates. The objective of many healthcare ASPs is thus to offer a seamless integration of a full range of software applications and related services including software selection, software and system implementation, integration, testing, secure network infrastructure, reliable mission-critical data center facilities, e-health system design, implementation and support, and a highly skilled staff of IT experts who can provide all of the above services.

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

THE COMPANY'S STRATEGY

         The Company's objective is to become a leading provider of applications services and IT solutions to the healthcare industry. To achieve this goal, the Company is pursuing the following strategies:

         CONTINUE TO ATTRACT NEW CLIENTS AND INCREASE PENETRATION OF EXISTING CLIENTS. In an effort to continue to expand its business, the Company plans to allocate increased resources to sales, marketing and business development functions. The Company's primary focus will be on further developing its ASP services and Web-based software products. The Company plans to continue to use its operational personnel in conjunction with its sales force to identify and assist in securing new accounts, expand existing accounts and heighten the overall visibility of the Company in the healthcare industry.

         DEVELOP AND ACQUIRE ADDITIONAL INTERNET TECHNOLOGIES AND PURSUE STRATEGIC ALLIANCES. The Company plans to focus financial resources and personnel on the continued enhancement of its Web-based software products. The Company is currently implementing a plan to create strategic relationships with new software vendors and strengthen and extend its existing vendor relationships in order to increase the scope of these software applications.

         INCREASE PENETRATION OF WEB-BASED SOFTWARE MARKETS. The Company markets its software products to both existing clients that do not currently use Web-based software applications and to prospective clients in order to increase the number of users. The Company plans to continue aggressively marketing its software applications and ASP services through a marketing plan which targets:
         o  current clients;
         o  current healthcare contacts;
         o development of risk-sharing strategic arrangements with healthcare organizations;
         o marketing of Company services at trade shows and associations throughout the country; and
         o  development of marketing literature.

         ACQUIRE OR DEVELOP DATA CENTERS. The Company plans to acquire or develop one or more data centers to provide business-to-business healthcare services.

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

         In conjunction with the creation of strategic relationships with healthcare organizations, the Company offers or plans to offer, as the case may be, the following five different models of its ASP program, which are designed to tailor the relationship and services provided to a healthcare organization's specific needs:

         o STRATEGIC CLIENT PARTNER. For healthcare organizations desiring all of the services of a business-to-business healthcare ASP, the Company provides a complete, risk-sharing arrangement pursuant to which the Company purchases an organization's IT assets and, in exchange, provides ASP services on a long-term basis.

         o DATA CENTER PARTNER. For those healthcare organizations that do not have significant IT operations, the Company plans to provide its applications services via a Data Center Partner program, pursuant to which the Company will process and support all of the IT functions of the healthcare provider from a remote data center.

         o OUTSOURCING PARTNER. For healthcare organizations that do not desire to have their systems located in another data center and that do not wish to have their resources shared with other healthcare organizations, the Company furnishes ASP services and provides appropriate IT management and technical personnel as needed to balance the capabilities of the organization's existing IT staff.

         o FACILITY MANAGER PARTNER. For those healthcare organizations that desire to continue to own their IT assets, the Company provides facilities management services, consisting of providing the management and appropriate technical support staff to ensure the organization has the necessary technical resources to accomplish its mission.

         o INTERNET SERVICE PARTNER. For those healthcare organizations that desire support only for their e-health program, the Company provides an assessment and helps design and implement a comprehensive e-health program that includes voice, data and image, local area and wide area networks and integration of current software applications as needed by the organization.

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

         HIPAA requires the use of standard transaction formats, identifiers, codes sets and privacy and security requirements. Publication of transaction standards is currently scheduled for June 2000 and compliance will be required by August 2002. Other regulations are scheduled to be published in stages after June 2000. Legislation such as the HIPAA could impact the manner in which the Company conducts its business and could have a material adverse effect on the Company's financial condition or results of operations.

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


                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         MARKET INFORMATION. The Company's common stock and warrants been traded on the OTC Electronic Bulletin Board market under the symbol "MCIF" and "MCIFW", respectively, since June 9, 1999. Prior to that time, between the completion of the initial public offering of HealthDesk on January 16, 1997 until June 9, 1999, the Company's common stock and warrants were traded on the Nasdaq Small Cap Market. On June 9, 1999, the Company was delisted from the Nasdaq Small Cap Market. Following a hearing with Nasdaq in March 1999, Nasdaq concluded that the merger of MCII with and into a wholly-owned subsidiary of HealthDesk constituted a reverse merger with MCII being the acquiring corporation. As a result, Nasdaq required the Company to comply with the initial listing requirements to remain listed on the Nasdaq Small Cap Market. Because the Company did not meet these initial listing requirements, the Company was delisted.

         As of April 10, 2000, there were 15,589,921 shares of common stock and warrants to purchase an aggregate of 2,345,000 shares of common stock outstanding.

         The following table sets forth the range of the high and low bid prices of the Company's common stock and warrants for the period from January 1, 1998 through December 31, 1999, as reported by National Discount Brokers. Such information may reflect interdealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

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
                                                                      ==========     ==========

COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 1999 TO TWELVE MONTHS ENDED DECEMBER 31, 1998

         REVENUES. The Company's revenues for the year ended December 31, 1999 were $8.6 million as compared to $3.7 million for the year ended December 31, 1998, an increase of $4.9 million or 131%. This increase was primarily a result of a growth in the Company's IT consulting business during the first three quarters of 1999 and, to a lesser extent, as a result of an expansion of the Company's client base resulting from the acquisition of Medical Systems Solutions and Inteck.

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

LIQUIDITY AND CAPITAL RESOURCES

         During the year ended December 31, 1999, the Company financed its operations and capital expenditures primarily through proceeds from the Company's revolving line of credit and proceeds from a private placement of the Company's Series C Convertible Preferred Stock during November and December 1999.

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

         DEPENDENCE ON VENDOR RELATIONSHIPS. The Company depends, and will continue to depend, upon its licensing and business relationships with third-party vendors. The Company's success relies in part upon its ability to maintain its existing vendor relationships and to form new relationships with vendors in order to enhance the Company's services and to remain competitive in providing applications services to its clients. Despite the vendor licensing contacts currently in place, there can be no assurance that the Company will be able to maintain relationships with its vendors or establish relationships with new vendors. In addition, client satisfaction of the Company's applications services is dependent upon the use and reliability of the software, products and services of the Company's application vendors. There can be no assurance that the software, products or services of the Company's vendors will achieve market acceptance or commercial success, or that the Company's existing or future vendor relationships will result in sustained business partnerships or successful Company product and service offerings.

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

32       Bylaws of the Registrant (1)

10.1     1994 Founder's Stock Option Plan, as amended (1)

10.2     1999 Stock Option Plan *

10.3 Asset Purchase Agreement dated as of September 29, 1998 by and between HealthDesk Corporation, Patient Infosystems Acquisition Corp. and Patient Infosystems, Inc. (2)

10.4 Amendment to Asset Purchase Agreement dated as of December 1, 1998 by and between HealthDesk Corporation, Patient Infosystems Acquisition Corp. and Patient Infosystems, Inc. (3)

10.5 Second Amendment to Asset Purchase Agreement dated as of February 1, 1999 by and between HealthDesk Corporation, Patient Infosystems Acquisition Corp. and Patient Infosystems, Inc. (3)

10.6 Agreement and Plan of Reorganization dated August 18, 1998 by and between HealthDesk Corporation, MC Acquisition Corporation, MC Informatics, Inc. ("MCII") and certain shareholders of MCII (2)

10.7 Amendment to Agreement and Plan of Reorganization dated February 24, 1999 by and between HealthDesk Corporation, MC Acquisition Corporation, MCII and certain shareholders of MCII *

10.8 Amendment to Agreement and Plan of Reorganization dated February 25, 1999 by and between HealthDesk Corporation, MC Acquisition Corporation, MCII and certain shareholders of MCII (3)

10.9 Asset Purchase Agreement dated June 29, 1999 by and between the Registrant, Medical Systems Solutions, Inc., Arthur H. Young and John
         B. Carey (5)

10.10 Stock Purchase Agreement dated October 1, 1999 by and between the Registrant and Donald M. Jacobs (6)

10.11 Office Building Lease dated February 11, 1999 by and between Spieker Properties, L.P. and the Registrant *

10.12 Loan and Security Agreement dated May 27, 1999 by and among the Registrant, MC Acquisition Corporation and Silicon Valley Bank *

10.13 Second Loan Modification Agreement dated February 29, 2000 by and between the Registrant, MC Acquisition Corporation, HSG Acquisitions, Inc. and Silicon Valley Bank *

10.14 Third Loan Modification Agreement dated April 11, 2000 by and between the Registrant, MC Acquisition Corporation, HSG Acquisitions, Inc. and Silicon Valley Bank *

10.15 Revolving Promissory Note dated May 27, 1999 executed by the Registrant and MC Acquisition Corporation in favor of Silicon Valley Bank *

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

10.23    Warrant to Purchase Stock dated May 27, 1999 issued to Silicon Valley
         Bank *

10.24 Unconditional Guaranty (Individual) dated March 24, 2000 executed by John Pappajohn *

10.25 Registration Rights Agreement dated May 27, 1999 by and between the Registrant and Silicon Valley Bank *

10.26 Registration Rights Agreement dated February 26, 1999 by and between HealthDesk Corporation and certain shareholders (4)

10.27 Employment Agreement dated February 1999 by and between the Registrant and Garfield E. Thompson *

10.28 Employment Agreement dated February 1999 by and between the Registrant and Bi11 W. Childs *

16.1     Letter on Change in Certifying Accountant from PricewaterhouseCoopers
         LLP (7)

21.1     Subsidiaries of the Registrant

27.1     Financial Data Schedule

------------------

*        To be filed by amendment.

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


         Components of purchase price
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

                              MC INFORMATICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

9.      STOCKHOLDERS' EQUITY

        PREFERRED STOCK

        The Company has authorized 3,000,000 shares of Preferred Stock, of which 2,500,000 shares are designated as Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock has a liquidation preference of $2.00 per share. Each share of Series C Convertible Preferred Stock is initially convertible into one share of common stock, subject to certain adjustments and automatically convertible upon the occurrence of certain events. The holders of Series C Convertible Preferred Stock are entitled to receive cumulative dividends at a rate of 6%, payable annually. At December 31, 1999, undeclared cumulative dividends totaled $17,420.

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