Form 10QSB
period 2000-03-31
MC INFORMATICS INC
filed 2000-05-15
CIK 1023767

================================================================================

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

[ ]   Transition Report under Section 13 or 15(d) of the Securities Exchange Act
      of 1934 for the transition period from           to           .
                                             ---------    ----------

                        Commission File Number 0-21819
                        ------------------------------
                             MC INFORMATICS, INC.
      (Exact name of small business issuer as specified in its charter)



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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No [ ]

As of May 10, 2000, there were 15,589,291 shares of the Company's Common Stock outstanding and warrants to purchase 2,345,000 shares of Common Stock outstanding.

================================================================================

                         Part I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS.


                             MC INFORMATICS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                MARCH 31, 2000
                                  (Unaudited)


                        ASSETS

Current assets:
 Cash and cash equivalents                               $   321,310
 Accounts receivable, net                                  1,183,747
 Prepaid expenses and other current assets                   284,707
                                                         ------------
Total current assets                                       1,789,764
Property and equipment, net                                  370,318
Goodwill, net                                              2,078,110
Other assets                                                  71,243
                                                         ------------
    Total assets                                         $ 4,309,435
                                                         =============

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Revolving lines of credit                               $ 1,002,211
 Current obligations related to business acquisitions        790,589
 Notes payable to related parties                            250,000
 Accounts payable                                            501,964
 Accrued liabilities                                         240,911
 Other current liabilities                                   156,099
                                                         ------------
  Total current liabilities                                2,941,774
                                                         ------------

Stockholders' equity:
 Preferred Stock, no par value. Authorized 3,000,000
   shares. Series C 6% Convertible Preferred Stock,
   $.01 par value.  Issued and outstanding 1,012,500
   (aggregate liquidation preference of $2,025,000)        2,432,257
 Common Stock, no par value.  Authorized 40,000,000
   shares; issued and outstanding 15,589,291 shares        4,206,890
 Unearned compensation                                      (258,931)
 Accumulated deficit                                      (5,012,555)
                                                         ------------
  Total stockholders' equity                               1,367,661
                                                         ------------
   Total liabilities and stockholders' equity            $ 4,309,435
                                                         ============

    See accompanying notes to condensed consolidated financial statements.

                              MC INFORMATICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                        Three Months Ended March 31,
                                                                       ------------------------------
                                                                          2000               1999
                                                                       -------------    -------------
Revenues                                                               $  1,394,754    $  1,968,150
Direct expenses                                                           1,453,534       1,252,244
                                                                       -------------   -------------
   Gross profit (loss)                                                      (58,780)        715,906

General and administrative expenses                                         792,968         768,129
                                                                       -------------   -------------
Loss from operations                                                       (851,748)        (52,223)
Interest expense                                                             36,530              --
                                                                       -------------   -------------
Loss before provision for income taxes                                     (888,278)        (52,223)
Provision for income taxes                                                    1,830             400
                                                                       -------------   -------------
Net loss                                                               $   (890,108)   $    (52,623)
                                                                       =============   =============

Net loss per share, basic and diluted                                  $      (0.06)   $      (0.01)
                                                                       =============   =============

Weighted average number of shares of common stock, basic and diluted     15,584,016       8,730,258
                                                                       =============   =============

          See accompanying notes to condensed consolidated financial statements.

                              MC INFORMATICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Three Months Ended March 31,
                                                                                    2000            1999
                                                                               -------------   -------------
Cash flows from operating activities:
 Net loss                                                                      $  (890,108)   $   (52,623)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                     97,728          5,993
  Amortization of unearned compensation for employee options                        15,519             --
  Changes in operating assets and liabilities:
   Accounts receivable                                                             649,855       (554,518)
   Prepaid expenses and other current assets                                        57,753       (112,967)
   Other assets                                                                    (15,901)       (33,327)
   Accounts payable                                                               (156,040)       257,043
   Accrued expenses                                                                (88,249)      (125,089)
   Other current liabilities                                                        36,951             --
                                                                               ------------   ------------
    Net cash used in operating activities                                         (292,492)      (615,488)
                                                                               ------------   ------------
Cash flows from investing activities:
 Purchases of property and equipment                                                    --       (150,706)
 Proceeds from disposal of equipment                                                37,248             --
 Cash received upon reverse acquisition                                                 --        871,267
 Advances to related parties                                                            --       (129,186)
                                                                               ------------   ------------
    Net cash provided by investing activities                                       37,248        591,375
                                                                               ------------   ------------
Cash flows from financing activities:
 Repayment of notes payable to the bank                                           (200,000)            --
 Proceeds from notes payable to and advances from related parties                  250,000        400,000
 Repayment of notes payable and obligations to related parties                    (109,950)       (12,500)
 Collection of pre-merger subscription receivable                                       --        725,000
                                                                               ------------   ------------
    Net cash provided by (used in) financing activities                            (59,950)     1,112,500
                                                                               ------------   ------------
    Net increase (decrease) in cash and cash equivalents                          (315,194)     1,088,387

Cash and cash equivalents at beginning of period                                   636,504         17,730
                                                                               ------------   ------------
Cash and cash equivalents at end of period                                     $   321,310    $ 1,106,117
                                                                               ============   ============

      See accompanying notes to condensed consolidated financial statements.

                              MC INFORMATICS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation and Business

    The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission without audit. The unaudited condensed financial statements include all adjustments, consisting of all normal recurring adjustments, which are in the opinion of management necessary to fairly state the financial position as of March 31, 2000 and the results of operations and cash flows for the related interim periods ended March 31, 2000 and 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 or any other period.

    The accounting policies followed by the Company and other information are contained in the notes to the Company's consolidated financial statements filed on April 17, 2000 as part of the Company's annual report on Form 10-KSB/A. This quarterly report should be read in conjunction with such annual report.

2.  Earnings (Loss) Per Common Share

    Basic earnings (loss) per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted from the dilutive potential effect of common stock instruments. The net loss for the three months ended March 31, 2000 has been adjusted by $30,375 for dividends during such period on the Company's preferred stock to arrive at the basic loss per share of Common Stock.

3.  Revolving Lines of Credit

    On May 28, 1999, the Company entered into an agreement with a bank for a revolving line of credit of up to $1,700,000, which includes a $200,000 sub-facility for an equipment term loan and a $150,000 sub-limit for the issuance of letters of credit. As of March 31, 2000, the Company had $825,000 outstanding under the revolving line of credit and $142,211 outstanding on the equipment term loan. No amounts are available under this revolving line of credit at March 31, 2000.

    The line of credit is collateralized by substantially all assets of the Company and bears interest at the bank's prime rate plus 1.5%. The revolving line of credit is payable in monthly installments of interest only, with the unpaid principal balance and accrued interest due on May 26, 2000. The equipment term loan is payable in monthly installments of interest only at the bank's prime rate plus 1.5% through May 27, 2000, at which time the outstanding balance was to be payable in equal monthly principal and interest installments through May 26, 2003.

    The bank financing agreement contains certain restrictive financial covenants. At March 31, 2000, the Company was not in compliance with certain of these covenants and was in default of certain other provisions of the bank financing agreement.

    On April 11, 2000, the Company entered into an agreement with the bank which amended the bank financing agreement. Pursuant to this amendment, the bank extended the maturity date to the earlier of (i) January 31, 2001, or (ii) the date upon which the Company successfully raises $3,000,000 or more of debt or equity financing, as defined in the amended agreement. In addition, the bank waived all violations of the financial covenants included in the bank financing agreement from inception up to and including March 31, 2000, and as of April 1, 2000, eliminated all previous financial covenants and added one new financial covenant. As consideration for the amendment to the bank financing agreement, the Company repaid the over-advances on its borrowings under the revolving line of credit in the aggregate amount of approximately $499,000. Additionally, all borrowings with the bank are now personally guaranteed by an individual who is a member of the board of directors and a significant stockholder. In connection with the amended bank financing agreement, all amounts due have been presented in revolving lines of credit in the accompanying condensed consolidated balance sheet.

4.  Notes Payable to Related Parties

    During March 2000, the Company received an aggregate of $250,000 from certain members of the Company's board of directors and related parties. In April 2000, the Company received an additional $500,000 from certain members of its board of directors and related parties. It is the intent of the Company that such advances will be exchanged for 10% convertible subordinated secured promissory notes, pursuant to which interest will accrue at a rate of 10% per annum and will be payable in semi-annual installments. All principal and accrued but unpaid interest is due and payable in 2002, or may be due and payable upon demand. The terms of these notes have been finalized but the notes have not yet been executed.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-QSB. Except for the historical information contained herein, the following discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear herein. The Company's actual results may differ materially from those anticipated in these forward-looking statements. The Company undertakes no obligation publicly to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

OVERVIEW

     MC Informatics, Inc. (the "Company") is a provider of business-to-business applications services, consulting services and information technology solutions to the healthcare industry. The Company was established in August 1992 under the name HealthDesk Corporation ("HealthDesk"). In 1998, HealthDesk underwent a major change in its strategic direction through the implementation of a plan to discontinue its then-current operations and to sell substantially all of its assets, including its HealthDesk online operations and substantially all of its intellectual property rights, inventories, certain office equipment and packaged software to Patient Infosystems, Inc. ("PATI"). In August 1998, HealthDesk entered into an Agreement and Plan of Reorganization with MC Acquisition Corporation, a California corporation and a wholly owned subsidiary of HealthDesk, MC Informatics, Inc., a California corporation ("MCII"), and certain shareholders of MCII, pursuant to which, among other things, MCII merged with and into MC Acquisition Corporation through the issuance of 5,645,230 shares of HealthDesk common stock in exchange for all of the outstanding shares of MCII common stock. The HealthDesk shareholders approved the sale of assets to PATI and the merger with MCII on February 26, 1999 and, contemporaneously with the closing of the two transactions on March 2, 1999, HealthDesk changed its name to MC Informatics, Inc. Although HealthDesk was the legal entity surviving the HealthDesk/MCII merger, the merger has been accounted for as a reverse acquisition whereby MCII has been identified as the acquiring corporation for financial reporting purposes, as HealthDesk had no ongoing business or operations at the time of the merger and the executive officers and members of the Board of Directors of the post-merger entity were primarily comprised of individuals previously associated with MCII. As a result of the foregoing, the discussion below relates to the current business of MC Informatics, Inc. and, solely for the purposes of financial reporting, periods prior to March 2, 1999 reflect the accounts of the pre-merger MCII entity. Unless otherwise indicated, references herein to the Company refer to the merged HealthDesk/MCII entity.

     The Company provides a broad spectrum of applications services, consulting services, strategic and operations management services and IT solutions for the healthcare industry. The Company's focus is to assist healthcare organizations maximize the benefits of their information systems and enable technology to serve their strategic objectives. As an applications service provider, or ASP, the Company additionally offers proprietary Web-based software and non-proprietary software applications to healthcare providers and payors. In addition, the Company provides complete operational support for all IT functions, including Internet services, e-mail, Web hosting, Web publishing and business-to-business and business-to-consumer connectivity; distance learning programs; network services; desktop services; secure Internet access to application servers in compliance with the Health Insurance Portability and Accountability Act; electronic medical record support; and related applications services as may be required by a healthcare organization. Through its IT consulting services, the Company provides healthcare entities with direction in developing long-term IT strategy through the selection of technology and products, system implementation, integration and management, and contract negotiations.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31,
1999

    The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2000          1999
                                                    -------------  -------------
Revenues . . . . . . . . . . . . . . . . . . . . .         100.0%         100.0%
Direct expenses. . . . . . . . . . . . . . . . . .         104.2           63.6
                                                    -------------  -------------

Gross profit (loss). . . . . . . . . . . . . . . .          (4.2)          36.4

General and administrative expenses. . . . . . . .          56.9           39.0
                                                    -------------  -------------

Loss from operations. . . . . . . . . . . . . . .          (61.1)          (2.7)
Interest expense . . . . . . . . . . . . . . . . .           2.6             --
                                                    -------------  -------------

Loss before provisions for income taxes . . . . .          (63.7)          (2.7)
Provision for income taxes . . . . . . . . . . . .            .1             --
                                                    -------------  -------------

Net loss. . . . . . . . . . . . . . . . . . . . .          (63.8)          (2.7)
                                                    =============  =============

    REVENUES. The Company's revenues for the quarter ended March 31, 2000 were $1.4 million as compared to $2.0 million for the quarter ended March 31, 1999, a decrease of $600,000 or 29%. This decrease was primarily a result of a reduction in the Company's overall business in the first quarter of 2000. This reduction in business resulted in several consultants not being billable for a period of time or being laid off.

    GROSS PROFIT (LOSS). The Company reported a gross loss of $59,000 for the quarter ended March 31, 2000 as compared to a gross profit of $716,000 for the same period in 1999. The decrease in gross profit was primarily due to the establishment of a new ASP division which incurred significant startup costs consisting principally of salary and travel expenses, and the reduction in the Company's overall business in the first quarter of 2000. This reduction in business during the first quarter of 2000 resulted in several consultants not being billable for a period of time or being laid off.

    SELLING AND GENERAL ADMINISTRATIVE. During the first quarter of 2000, general and administrative expenses increased by 3% to $793,000 from $768,000 for the same period in 1999. This increase was primarily due to the merger with HealthDesk, the acquisition of Medical System Solutions and Inteck and an increase in personnel. This increase was also attributable to the execution of agreements to lease new facilities in Colorado, Iowa and Massachusetts.

    INTEREST EXPENSE. During the first quarter of 2000, interest expense increased to $37,000 from $0 for the same period in 1999. The increase was primarily due to borrowings under the Company's revolving line of credit entered into in May 1999.

    INCOME TAXES. Income taxes were nominal in both respective periods as the Company is in a loss carryforward position for federal income tax purposes. At March 31, 2000, the components of the Company's deferred tax assets and liabilities were comprised primarily of the future tax benefit of the Company's net operating loss carryforwards of approximately $5.6 million.

    The utilization of the net operating loss carryforwards could be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of deferred tax assets is not more likely than not. Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of March 31, 2000.

    NET LOSS. Net loss for the quarter ended March 31, 2000 was $890,000 as compared to a net loss of $53,000 for the same period in 1999. The net loss in 2000 was primarily attributable to the establishment a new ASP division that incurred significant start-up expenses without realizing significant revenues and the severe decrease in revenue during the first quarter of 2000. This decline in business during the first quarter of 2000 resulted in an unusual number of Company consultants not being billable and/or being laid off, which further resulted in the Company incurring significant costs associated with the severance of these consultants.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 2000, the Company had a working capital deficiency of $1.2 million, an accumulated deficit of $5.0 million and $321,000 in cash.

    Cash used in the Company's operating activities decreased from $615,000 during the first quarter of 1999 to $292,000 in the first quarter of 2000 primarily as a result of the net loss partially offset by a decrease in accounts receivable.

    Cash provided in the Company's investing activities totaled $37,000 for the first quarter of 2000 as compared to cash provided by investing activities of $591,000 during the first quarter of 1999. During 1999, the Company received proceeds of $871,000 upon the reverse merger with HealthDesk, which proceeds were offset by $151,000 in capital expenditures and $129,000 in advances to shareholders.

    Cash used in the Company's financing activities totaled $60,000 for the first quarter of 2000. The Company repaid $200,000 of its revolving line of credit and paid $110,000 to a related party. This amount was offset by proceeds of $250,000 received from related parties.

    Cash provided by the Company's financing activities totaled $1.1 million for the first quarter of 1999. That amount consisted of the collection of a pre-merger subscription receivable aggregating $725,000 and net proceeds of $387,500 received from the issuance of notes to certain related parties.

    In May 1999, the Company entered into an agreement with a financial institution for a revolving line of credit of up to $1,700,000, which includes a $200,000 sub-facility for an equipment term loan and a $150,000 sub-facility for the issuance of letters of credit. The line of credit bears interest at the bank's prime rate plus 1.5%. This line of credit is collateralized by substantially all of the assets of the Company. At March 31, 2000, the Company had $825,000 outstanding under the revolving line of credit and $142,000 outstanding under the equipment term loan. As of March 31, 2000, the Company had no amounts available under the line of credit.

     The bank financing agreement contains certain restrictive financial covenants. At March 31, 2000, the Company was not in compliance with certain of these covenants and was in default of certain other provisions of the bank financing agreement. On April 11, 2000, the Company entered into an agreement with the bank which amended the bank financing agreement. The bank waived all violations of the financial covenants included in the financing agreement from inception up to and including March 31, 2000, and, as of April 1, 2000, eliminated all previous financial covenants and added one new financial covenant. As consideration for the amendment to the bank financing agreement, as of May 12, 2000 the Company had repaid the over-advances on its borrowings under the revolving line of credit in the aggregate amount of approximately $499,000. Additionally, all borrowings with the bank are now personally guaranteed by an individual who is a member of the Board of Directors and a significant stockholder of the Company.

    The accompanying condensed consolidated financial statements contained elsewhere in this report have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and negative cash flows from operations. In addition, as described above, the Company had a working capital deficiency at March 31, 2000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. As a result, the Company's report from its independent auditors for its consolidated financial statements as of and for the year ended December 31, 1999 contains an explanatory paragraph that describes the uncertainty as to the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    The Company believes that it will have to obtain additional funds to meet its projected cash requirements and fund its operations for the next twelve months. During early 2000, the Company took certain actions in an effort to become profitable and improve cash flow from operations in the future. Management implemented a cost reduction program and developed and continues to implement plans to reduce existing cost structures, improve operating efficiencies and strengthen the Company's operating infrastructure. The Company is also implementing a corporate finance program designed to improve its working capital structure by considering certain financing alternatives. Such alternatives include a proposed private placement of certain debt and/or equity securities during the second or third quarter of 2000. In addition, the Company has amended its existing bank financing agreement. Although the Company has been successful in obtaining working capital to fund operations to date, there can be no assurances that the Company will be able to generate additional capital in the future or secure additional financing with reasonable terms, if at all. In addition, there can be no assurance that the Company's funding requirements or cash used in operating activities will not increase significantly as a result of unforeseen circumstances. The inability to obtain such financing could have a material adverse effect on the business, financial condition and results of operations of the Company.

    In the event the Company exceeds its projected cash requirements, there can be no assurance that the Company would be able to obtain public or private third-party sources of financing or that favorable terms for such financing would be available. In addition, given the trading history of the Company's common stock and warrants to purchase common stock, there can be no assurance that the Company will be able to raise additional cash through public or private offerings of its common stock. If additional funds are raised by issuing equity or convertible debt securities, options or warrants, further dilution to the Company's existing shareholders may result.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None.

                           Part II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

          None.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

          Recent Sales of Unregistered Securities. In January 2000, the Company issued an aggregate of 120,000 shares to related parties at a price of $2.50 per share.

          Dividends. Pursuant to state laws, the Company may be restricted from paying dividends to its shareholders as a result of its accumulated deficit as of March 31, 2000. In addition, the terms of the Company's bank financing agreement restrict the Company's ability to pay dividends on the Company's capital stock.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          During the first quarter of 2000, the Company was not in compliance with certain restrictive financial covenants under its bank financing agreement, and was in default of certain other provisions of the agreement. The agreement provides for a revolving line of credit of up to $1,700,000, which is collateralized by substantially all of the assets of the Company. As of March 31, 2000, the Company had $825,000 outstanding under this revolving line of credit.

          On April 11, 2000, the Company entered into an agreement with the bank which amended the bank financing agreement. The bank waived all violations of the financial covenants included in the financing agreement from inception up to and including March 31, 2000. As consideration for the amendment to the agreement, the Company repaid the over-advances on its borrowings under the line of credit in the aggregate amount of $499,000.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.


ITEM 5.   OTHER INFORMATION.

          None.


Item 6.   Exhibits and Reports on Form 8-K.

          (a)   Exhibits.

                27.1   Financial Data Schedule

          (b) Reports on Form 8-K.

                The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         MC INFORMATICS, INC.

Dated: May 15, 2000                      By: /s/ DONALD JACOBS
                                             ----------------------------------
                                             Donald Jacobs
                                             Acting Chief Financial Officer and
                                             Principal Accounting Officer

                                  EXHIBIT INDEX


Exhibit No.                  Description
-----------                  -----------

27.1                         Financial Data Schedule