Form 10QSB
period 2000-06-30
MC INFORMATICS INC
filed 2000-08-14
CIK 1023767

================================================================================

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

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


                       18881 VON KARMAN AVENUE, SUITE 100
                            IRVINE, CALIFORNIA 92612
                    (Address of principal executive offices)

                                 (949) 261-7100
                (Company's telephone number, including area code)


                                  NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 11, 2000, there were 15,589,291 shares of the Company's Common Stock outstanding and warrants to purchase 3,595,000 shares of Common Stock outstanding.

================================================================================

                         Part I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                             MC INFORMATICS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                June 30, 2000
                                  (Unaudited)


                        ASSETS

Current assets:
  Cash and cash equivalents                              $   188,542
  Accounts receivable, net                                   997,315
  Prepaid expenses and other current assets                  220,900
                                                         ------------
Total current assets                                       1,406,757
Property and equipment, net                                  333,680
Goodwill, net                                              1,987,848
Other assets                                                  68,152
                                                         ------------
     Total assets                                        $ 3,796,437
                                                         ============

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Revolving lines of credit                              $   705,681
  Current obligations related to business acquisitions       753,939
  Notes payable to related parties                         1,057,886
  Accounts payable                                           400,303
  Accrued liabilities                                        257,832
  Other current liabilities                                   62,396
                                                         ------------
   Total current liabilities                               3,238,037
                                                         ------------

Shareholders' equity:
  Preferred Stock, no par value. Authorized 3,000,000
   shares. Series C 6% Convertible Preferred Stock,
   $.01 par value.  Issued and outstanding 1,012,500
   (aggregate liquidation preference of $2,025,000)        2,432,257
  Common Stock, no par value.  Authorized 40,000,000
   shares; issued and outstanding 15,589,291 shares        4,399,004
  Unearned compensation                                     (243,412)
  Accumulated deficit                                     (6,029,449)
                                                         ------------
   Total shareholders' equity                                558,400
                                                         ------------
     Total liabilities and shareholders' equity          $ 3,796,437
                                                         ============

    See accompanying notes to condensed consolidated financial statements.

                                             MC INFORMATICS, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)
                                                     Three Months Ended June 30,         Six Months Ended June 30,
                                                    -----------------------------      -----------------------------
                                                         2000            1999               2000            1999
                                                    -------------   -------------      -------------   -------------
Revenues                                            $  1,007,227    $  2,225,845       $  2,401,981    $  4,193,995
Direct expenses                                        1,112,058       1,641,350          2,565,592       2,893,594
                                                    -------------   -------------      -------------   -------------
   Gross profit (loss)                                  (104,831)        584,495           (163,611)      1,300,401

General and administrative expenses                      855,485       1,125,945          1,648,453       1,894,074
                                                    -------------   -------------      -------------   -------------
Loss from operations                                    (960,316)       (541,450)        (1,812,064)       (593,673)
Interest expense                                          56,178         128,641             92,708         128,641
                                                    -------------   -------------      -------------   -------------
Loss before provision for income taxes                (1,016,494)       (670,091)        (1,904,772)       (722,314)
Provision for income taxes                                   400             400              2,230             800
                                                    -------------   -------------      -------------   -------------
Net loss                                            $ (1,016,894)   $   (670,491)      $ (1,907,002)   $   (723,114)
                                                    =============   =============      =============   =============

Net loss per share, basic and diluted               $      (0.07)   $      (0.04)      $      (0.13)   $      (0.06)
                                                    =============   =============      =============   =============

Weighted average number of shares of Common Stock,
basic and diluted                                     15,589,291      15,149,740         15,589,291      11,975,663
                                                    =============   =============      =============   =============

                    See accompanying notes to condensed consolidated financial statements.

                                        MC INFORMATICS, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                                                 Six Months Ended June 30,
                                                                                    2000           1999
                                                                               -------------   -------------
Cash flows from operating activities:
 Net loss                                                                      $ (1,907,002)   $   (723,114)
 Adjustments to reconcile net loss to net cash used
 in operating activities:
  Depreciation and amortization                                                     223,684          34,505
  Amortization of unearned compensation for employee options                         31,038              --
  Non-cash financing cost associated with discounted Common Stock                        --         131,250
  Stock option issued as compensation                                                    --          20,693
  Changes in operating assets and liabilities:
   Accounts receivable                                                              836,287        (988,480)
   Prepaid expenses and other current assets                                        121,560         (96,229)
   Other assets                                                                     (12,810)        (35,027)
   Accounts payable                                                                (257,701)        356,344
   Accrued expenses                                                                 (71,328)       (268,633)
   Other current liabilities                                                        (56,752)             --
                                                                               -------------   -------------
    Net cash used in operating activities                                        (1,093,024)     (1,568,691)
                                                                               -------------   -------------
Cash flows from investing activities:
 Purchases of property and equipment                                                 (4,057)       (273,824)
 Proceeds from disposal of equipment                                                 42,249              --
 Collection of notes receivable from related party                                       --       1,111,819
 Cash received upon reverse acquisition                                                  --         871,267
 Advances to related parties                                                             --        (167,751)
 Acquisition of Medical Systems Solutions                                                --        (195,264)
                                                                               -------------   -------------
    Net cash provided by investing activities                                        38,192       1,346,247
                                                                               -------------   -------------
Cash flows from financing activities:
 Repayment of notes payable to the bank                                            (504,430)       (801,319)
 Proceeds from notes payable to and advances from related parties                 1,250,000              --
 Repayment of notes payable and obligations to related parties                     (146,600)             --
 Collection of pre-merger subscription receivable                                        --         725,000
 Net proceeds from note payable to bank                                                  --         600,000
 Proceeds from long term debt                                                         7,900         142,211
                                                                               -------------   -------------
    Net cash provided by financing activities                                       606,870         665,892
                                                                               -------------   -------------
    Net increase (decrease) in cash and cash equivalents                           (447,962)        443,448

Cash and cash equivalents at beginning of period                                    636,504          17,730
                                                                               -------------   -------------
Cash and cash equivalents at end of period                                     $    188,542    $    461,178
                                                                               =============   =============
Supplemental disclosures of non-cash investing and
  financing activities:

     Issuance of common stock upon conversion of acquisition
        obligation                                                             $    300,000    $         --
                                                                               =============   =============
     Warrants issued in connection with issuance of
        subordinated promissory notes                                          $    192,114    $         --
                                                                               =============   =============
                See accompanying notes to condensed consolidated financial statements.

                              MC INFORMATICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation and Business

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission without audit. The unaudited condensed consolidated financial statements include all adjustments, consisting of all normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of June 30, 2000 and the results of operations and cash flows for the related interim periods ended June 30, 2000 and 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 or any other period.

    The accounting policies followed by the Company and other information are contained in the notes to the Company's consolidated financial statements filed on April 17, 2000 as part of the Company's annual report on Form 10-KSB/A. This quarterly report should be read in conjunction with such annual report.

2.  Earnings (Loss) Per Common Share

    Basic earnings (loss) per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted from the dilutive potential effect of common stock instruments. The net loss for the six months ended June 30, 2000 has been adjusted by $60,251 for dividends during such period on the Company's preferred stock to arrive at the basic loss per share of Common Stock.

3.  Revolving Lines of Credit

    On May 28, 1999, the Company entered into an agreement with a bank for a revolving line of credit of up to $1,700,000, which includes a $200,000 sub-facility for an equipment term loan and a $150,000 sub-limit for the issuance of letters of credit. As of June 30, 2000, the Company had $526,000 outstanding under the revolving line of credit and $134,000 outstanding on the equipment term loan. No amounts are available under this revolving line of credit at June 30, 2000.

    The line of credit is collateralized by substantially all of the assets of the Company and bears interest at the bank's prime rate plus 1.5%. The revolving line of credit is payable in monthly installments of interest only, with the unpaid principal balance and accrued interest due on May 26, 2000. The equipment term loan is payable in monthly installments of interest only at the bank's prime rate plus 1.5% through May 27, 2000, at which time the outstanding balance was to be payable in equal monthly principal and interest installments through May 26, 2003.

    The bank financing agreement contains certain restrictive financial covenants. At June 30, 2000, the Company was not in compliance with certain of these covenants and was in default of certain other provisions of the bank financing agreement.

    On April 11, 2000, the Company entered into an agreement with the bank which amended the bank financing agreement. Pursuant to this amendment, the bank extended the maturity date to the earlier of (i) January 31, 2001, or (ii) the date upon which the Company successfully raises $3,000,000 or more of debt or equity financing, as defined in the amended agreement. In addition, the bank waived all violations of the financial covenants included in the bank financing agreement from inception up to and including March 31, 2000, and as of April 1, 2000, eliminated all previous financial covenants and added one new financial covenant. As consideration for the amendment to the bank financing agreement, the Company repaid the over-advances on its borrowings under the revolving line of credit in the aggregate amount of approximately $504,000. Additionally, all borrowings with the bank are now personally guaranteed by an individual who is a member of the Board of Directors and a significant shareholder of the Company. In connection with the amended bank financing agreement, all amounts due have been presented in revolving lines of credit in the accompanying condensed consolidated balance sheet.

4.  Notes Payable to Related Parties

    Between March 2000 and June 2000, the Company received an aggregate of $1,250,000 from certain members of the Company's Board of Directors and related parties. Such advances have been exchanged for 10% convertible subordinated secured promissory notes, pursuant to which interest accrues at a rate of 10% per annum and is payable in semi-annual installments. All principal and accrued but unpaid interest is due and payable in 2002. Included with such notes are warrants to purchase 1,250,000 shares of the Company's Common Stock. The warrants are exercisable at $1.00 to $0.60 per share and expire in 2005. The Company has ascribed an estimated fair value to the warrants aggregating $192,114 and, accordingly, has discounted the subordinated secured promissory notes balance as of the date of issuance. Such discount is recognized as additional interest expense over the two-year life of the notes.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OVERVIEW

     MC Informatics, Inc. (the "Company") is a provider of business-to-business applications services, consulting services and information technology ("IT") solutions to the healthcare industry. The Company was established in August 1992 under the name HealthDesk Corporation ("HealthDesk"). In 1998, HealthDesk underwent a major change in its strategic direction through the implementation of a plan to discontinue its then-current operations and to sell substantially all of its assets, including its HealthDesk online operations and substantially all of its intellectual property rights, inventories, certain office equipment and packaged software to Patient Infosystems, Inc. ("PATI"). In August 1998, HealthDesk entered into an Agreement and Plan of Reorganization with MC Acquisition Corporation, a California corporation and a wholly owned subsidiary of HealthDesk, MC Informatics, Inc., a California corporation ("MCII"), and certain shareholders of MCII, pursuant to which, among other things, MCII merged with and into MC Acquisition Corporation through the issuance of 5,645,230 shares of HealthDesk common stock in exchange for all of the outstanding shares of MCII common stock. The HealthDesk shareholders approved the sale of assets to PATI and the merger with MCII on February 26, 1999 and, contemporaneously with the closing of the two transactions on March 2, 1999, HealthDesk changed its name to MC Informatics, Inc. Although HealthDesk was the legal entity surviving the HealthDesk/MCII merger, the merger has been accounted for as a reverse acquisition whereby MCII has been identified as the acquiring corporation for financial reporting purposes, as HealthDesk had no ongoing business or operations at the time of the merger and the executive officers and members of the Board of Directors of the post-merger entity were primarily comprised of individuals previously associated with MCII. As a result of the foregoing, the discussion below relates to the current business of MC Informatics, Inc. and, solely for the purposes of financial reporting, periods prior to March 2, 1999 reflect the accounts of the pre-merger MCII entity. Unless otherwise indicated, references herein to the Company refer to the merged HealthDesk/MCII entity.

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


RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                     Three Months Ended June 30,         Six Months Ended June 30,
                                                    ----------------------------       ----------------------------
                                                         2000          1999                  2000          1999
                                                    -------------  -------------       -------------  -------------
Revenues..........................................      100.0%         100.0%               100.0%         100.0%
Direct expenses...................................      110.4           73.7                106.8           69.0
                                                    -------------  -------------       -------------  -------------

Gross profit (loss)...............................      (10.4)          26.3                 (6.8)          31.0

General and administrative expenses...............       84.9           50.6                 68.6           45.2
                                                    -------------  -------------       -------------  -------------

Loss from operations..............................      (95.3)         (24.3)               (75.4)         (14.2)

Interest expense..................................        5.6            5.8                  3.9            3.1
                                                    -------------  -------------       -------------  -------------

Loss before provisions for income taxes...........     (100.9)         (30.1)               (79.3)         (17.2)
Provision for income taxes........................         --             --                   .1             --
                                                    -------------  -------------       -------------  -------------

Net loss..........................................     (101.0)%        (30.1)%              (79.4)%        (17.2)%
                                                    =============  =============       =============  =============


THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

    REVENUES. The Company's revenues for the quarter ended June 30, 2000 were $1.0 million as compared to $2.2 million for the quarter ended June 30, 1999, a decrease of $1.2 million or 121%. This decrease was primarily a result of a reduction in the Company's overall business in the second quarter of 2000. This reduction in business resulted from significant decreases in billable revenue from the Company's four largest customers.

    GROSS PROFIT (LOSS). The Company reported a gross loss of $105,000 for the quarter ended June 30, 2000 as compared to a gross profit of $584,000 for the same period in 1999. The decrease in gross profit was primarily due to the reduction in the Company's overall business in the second quarter of 2000, which resulted in several consultants not being billable for a period of time or being laid off.

    GENERAL AND ADMINISTRATIVE EXPENSE. During the second quarter of 2000, general and administrative expenses decreased by 31.6% to $855,000 from $1.1 million for the same period in 1999. This decrease was primarily due to a reduction of 10 employees.

    INTEREST EXPENSE. During the second quarter of 2000, interest expense decreased $72,000 to $56,000 from $129,000 for the same period in 1999. The decrease was primarily due to a decrease in borrowings under the Company's revolving line of credit entered into in May 1999.

    INCOME TAXES. Income taxes were nominal as the Company is in a loss carryforward position for federal income tax purposes. At June 30, 2000, the components of the Company's deferred tax assets and liabilities were comprised primarily of the future tax benefit of the Company's net operating loss carryforwards of approximately $5.6 million.

    The utilization of the net operating loss carryforwards could be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of deferred tax assets is not more likely than not. Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of June 30, 2000.

    NET LOSS. Net loss for the quarter ended June 30, 2000 was $1.0 million as compared to a net loss of $670,000 for the same period in 1999. The net loss in 2000 was primarily attributable to the decrease in revenue during the second quarter of 2000. This decline in business during the second quarter of 2000 resulted in an unusual number of Company consultants not being billable and/or being laid off, which further resulted in the Company incurring significant costs associated with the severance of these consultants.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

    REVENUES. The Company's revenues for the six months ended June 30, 2000 were $2.4 million as compared to $4.2 million for the six months ended June 30, 1999, a decrease of $1.8 million or 42.7%. This decrease was primarily a result of a reduction in the Company's overall business in the first six months of 2000. This reduction in business resulted in several consultants not being billable for a period of time or being laid off, and a significant decrease in billable revenue from the Company's four largest customers.

    GROSS PROFIT (LOSS). The Company reported a gross loss of $164,000 for the six months ended June 30, 2000 as compared to a gross profit of $1.3 million for the same period in 1999. The decrease in gross profit was primarily due to the establishment of a new ASP division which incurred significant startup costs consisting principally of salary and travel expenses, and the reduction in the Company's overall business in the first six months of 2000. This reduction in business during the first six months of 2000 resulted in several consultants not being billable for a period of time or being laid off.

    GENERAL AND ADMINISTRATIVE EXPENSE. During the first six months of 2000, general and administrative expenses decreased by 13% to $1.6 million from $1.9 million for the same period in 1999. This decrease was primarily due to a decrease in personnel.

    INTEREST EXPENSE. During the first six months of 2000, interest expense decreased $36,000 to $93,000 from $129,000 for the same period in 1999. The decrease was primarily due to a decrease in borrowings under the Company's revolving line of credit entered into in May 1999.

    INCOME TAXES. Income taxes were nominal in both respective periods as the Company is in a loss carryforward position for federal income tax purposes. At June 30, 2000, the components of the Company's deferred tax assets and liabilities were comprised primarily of the future tax benefit of the Company's net operating loss carryforwards of approximately $5.6 million.

    The utilization of the net operating loss carryforwards could be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of deferred tax assets is not more likely than not. Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of June 30, 2000.

    NET LOSS. Net loss for the six months ended June 30, 2000 was $1.9 million as compared to a net loss of $723,000 for the same period in 1999. The net loss in 2000 was primarily attributable to the establishment of a new ASP division that incurred significant start-up expenses without realizing significant revenues and the severe decrease in revenue during the first six months of 2000. This decline in business in 2000 resulted in an unusual number of Company consultants not being billable and/or being laid off, which further resulted in the Company incurring significant costs associated with the severance of these consultants.


LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 2000, the Company had a working capital deficiency of $1.8 million, an accumulated deficit of $6.0 million and $189,000 in cash.

    Cash used in the Company's operating activities decreased from $1.6 million during the period ended June 30, 1999 to $1.1 million in the same period of 2000, primarily as a result of the net loss partially offset by a decrease in accounts receivable.

    Cash provided in the Company's investing activities totaled $38,000 for the six months ended June 30, 2000 as compared to cash provided by investing activities of $1.3 million during the same period of 1999. During 1999, the Company collected proceeds of $871,000 upon the merger with HealthDesk and collected $1.1 million from a related party note receivable, which proceeds were offset by $274,000 in capital expenditures and $168,000 in advances to shareholders, and $195,000 used to acquire Medical Systems Solutions.

    Cash provided by the Company's financing activities totaled $607,000 for the six months ended June 30, 2000 and $666,000 for the same period in 1999. The amount in 2000 consisted of $504,000 repayment of notes payable to the bank, $147,000 repayment of notes payable and obligations to related parties, offset by $1.25 million of proceeds from notes payable from related parties. The amount in 1999 consisted of $801,000 repayment of notes payable to a related party, proceeds of $725,000 from the collection of a pre-merger subscription receivable, and net proceeds of $742,000 from the bank.

    In May 1999, the Company entered into an agreement with a financial institution for a revolving line of credit of up to $1.7 million, which includes a $200,000 sub-facility for an equipment term loan and a $150,000 sub-facility for the issuance of letters of credit. The line of credit bears interest at the bank's prime rate plus 1.5%. This line of credit is collateralized by substantially all of the assets of the Company. At June 30, 2000, the Company had $526,000 outstanding under the revolving line of credit and $134,000 outstanding under the equipment term loan. As of June 30, 2000, the Company had no amounts available under the line of credit.

    The bank financing agreement contains certain restrictive financial covenants. On April 11, 2000, the Company entered into an agreement with the bank which amended the bank financing agreement. The bank waived all violations of the financial covenants included in the financing agreement from inception up to and including March 31, 2000, and, as of April 1, 2000, eliminated all previous financial covenants and added one new financial covenant. As consideration for the amendment to the bank financing agreement, as of June 7, 2000, the Company had repaid the over-advances on its borrowings under the revolving line of credit in the aggregate amount of approximately $504,000. Additionally, all borrowings with the bank are now personally guaranteed by an individual who is a member of the Board of Directors and a significant shareholder of the Company. At June 30, 2000, the Company was not in compliance with certain restrictive financial covenants and was in default under certain other provisions of the bank financing agreement.

    The accompanying condensed consolidated financial statements contained elsewhere in this report have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and negative cash flows from operations. In addition, as described above, the Company had a working capital deficiency at June 30, 2000 and is in default under the terms of its bank financing agreement and obligations related to business acquisitions. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. As a result, the Company's report from its independent auditors for its consolidated financial statements as of and for the year ended December 31, 1999 contains an explanatory paragraph that describes the uncertainty as to the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    The Company believes that it will have to obtain additional funds to meet its projected cash requirements and fund its operations for the next twelve months. During early 2000, the Company took certain actions in an effort to become profitable and improve cash flows from operations in the future. Management implemented a cost reduction program and developed and continues to implement plans to reduce existing cost structures, improve operating efficiencies and strengthen the Company's operating infrastructure. The Company is also implementing a corporate finance program designed to improve its working capital structure by considering certain financing alternatives. Such alternatives include a proposed private placement of certain debt and/or equity securities during the third quarter of 2000. In addition, the Company has amended its existing bank financing agreement. Although the Company has been successful in obtaining working capital to fund operations to date, there can be no assurances that the Company will be able to generate additional capital in the future or secure additional financing with reasonable terms, if at all. In addition, there can be no assurance that the Company's funding requirements or cash used in operating activities will not increase significantly as a result of unforeseen circumstances. The inability to obtain such financing could have a material adverse effect on the business, financial condition and results of operations of the Company.

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

YEAR 2000 ISSUES

    The Company has not experienced any significant problems as a result of the arrival of the Year 2000. Although no significant problems have materialized to date, the Company will continue to monitor its systems throughout the Year 2000.

EFFECT OF INFLATION

    The Company believes that inflation has not had a material effect on its net sales or profitability in recent years.

RISK FACTORS

    In addition to the other information contained elsewhere in this quarterly report on Form 10-QSB, the following factors should be considered carefully in evaluation the business and prospects of the Company:

    LACK OF SUFFICIENT REVENUES; SIGNIFICANT AND CONTINUING LOSSES. The Company has not achieved annual profitability and management cannot be certain that the Company will realize sufficient revenues to achieve profitability. As of June 30, 2000, the Company had an accumulated deficit of $6.0 million. There can be no assurance that the Company will be able to generate meaningful revenues or achieve profitable operations.

    The Company received a report from its independent certified public accountants for the Company's fiscal year ended December 31, 1999 containing an explanatory paragraph that describes the uncertainty related to the substantial doubt about the Company's ability to continue as a going concern due to, among other factors, the Company's recurring losses from operations, negative cash flows from operations and its working capital deficiency at December 31, 1999.

    NEGATIVE CASH FLOW; NEED FOR ADDITIONAL FINANCING. The Company obtained a $1.7 million revolving line of credit from a bank in May 1999. In October 1999, the remaining amount available under the line of credit was utilized for the acquisition of HSG Acquisitions, Inc., dba Inteck. In November and December 1999, the Company engaged in a private equity offering of shares of Series C 6% Convertible Preferred Stock, resulting in net cash proceeds of $2.0 million. Between March and June 2000, the Company received an aggregate of $1.25 million from certain members of its Board of Directors and related parties in exchange for 10% Convertible Subordinated Secured Promissory Notes Due 2002 and warrants to purchase up to 1,250,000 shares of the Company's Common Stock. The Company's capital requirements are expected to continue to be significant and the Company believes that it will have to obtain additional funds to meet its projected cash requirements for the next twelve months. There can be no assurance that the Company will be able to secure additional financing with reasonable terms, if at all, or that the Company's funding requirements will not increase significantly as a result of unforeseen circumstances or that the Company's cash used in operating activities will not increase. In the event the Company exceeds its projected cash requirements, there can be no assurance that the Company would be able to obtain public or private third-party sources of financing or, that favorable terms for such financing would be available. In addition, given the trading history of the Company's Common Stock and warrants to purchase Common Stock, there can be no assurance that the Company will be able to raise additional cash through public or private offerings of its Common Stock. Any of these developments could materially adversely affect the Company's business, financial condition and results of operations.

    ABILITY TO IMPLEMENT ASP STRATEGY. The Company only recently expanded its business to include an ASP component. There can be no assurance that the Company will be able to assess accurately the investment required to negotiate and perform in a profitable manner any of its ASP contracts. The Company recorded a net loss of $1.9 million for its first two quarters of 2000, which loss was primarily attributable to the establishment of the Company's new ASP division. During the first two quarters of 2000, the Company incurred significant start-up expenses without realizing significant revenues with respect to its ASP division.

    In addition, if the Company is successful in implementing its ASP strategy, the Company anticipates that competitors may increase their focus on this market, which could adversely affect the Company's ability to obtain new contracts as well as the profitability of any such contracts. In addition, any failure by the Company to perform adequately under its ASP agreements may adversely effect its ability to obtain future engagements from these or other clients, which could have a material adverse affect on the Company's business, financial condition and results of operations.

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

    CLIENT CONCENTRATION. The Company derives a significant portion of its revenues from a relatively limited number of clients. Clients typically engage the Company on an assignment-by-assignment basis, and a client is able generally to terminate an assignment at any time without penalty. In addition, the level of the Company's services required by any individual client can diminish over the life of its relationship with the Company, and there can be no assurance that the Company will be successful in establishing relationships with new clients as this occurs. The loss of any significant client could have a material adverse effect on the Company's business, financial condition and results of operations.

    STRUCTURE OF CLIENT ENGAGEMENTS. Due to the structure of client engagements, the Company typically provides services to its clients on a project-by-project basis. As a result, the amount of personnel required to meet the Company's contractual obligations at a given time varies depending on client demands and the contractual arrangements then in place. This volatility can result in indefinite periods in which certain or all Company consultants may not be billable. In 1999 and during the first six months of 2000, the Company was forced to lay off several of its consultants. There can be no assurance that the Company will require the services of such individuals in the future, or, if the Company does require their services, that such consultants will return to work for the Company or will refrain from working for competitors. This uncertainty may negatively impact relationships between the Company and its employees which, in turn, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    COMPETITION. The market for the Company's services is highly fragmented, highly competitive and subject to rapid change. The Company believes that it will compete principally with ASPs, systems integration firms, national consulting firms, including the consulting divisions of large accounting firms, information system vendors, service groups of computer equipment companies, facilities management companies, IT outsourcing companies, general management consulting firms, and regional and specialty consulting firms. Many of the Company's competitors have significantly greater financial, technical and marketing resources than the Company, generate greater revenues and have greater name recognition than the Company. Moreover, those competitors who sell or license their own software may in the future attempt to limit or eliminate the use of third-party consultants, such as the Company, to implement and/or customize such software. In addition, vendors whose systems may enjoy wide market acceptance and large market share could enter into exclusive or restrictive agreements with other consulting firms, which could eliminate or substantially reduce the Company's implementation work for those systems. There are relatively low barriers to entry into the Company's markets, and the Company faces and expects to face additional competition from new entrants into the healthcare consulting industry. In addition, combinations and consolidations in the consulting industry will give rise to large competitors whose relative strengths are impossible to predict. The Company also competes with its clients' internal resources, particularly where these resources represent a fixed cost to the client. This internal client competition may heighten as consolidation of healthcare providers creates organizations large enough to support more sophisticated internal information management capabilities. There can be no assurance that the Company will be able to compete effectively with current and future competitors or that competitive pressures, including wage pressures as the consultant labor market tightens, will not cause the Company's revenue or operating margins to decline, or otherwise materially adversely affect its business, financial condition and results of operations.

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

    DELISTING OF SECURITIES FROM NASDAQ SYSTEM; DISCLOSURE RELATING TO LOW-PRICED STOCKS. On June 9, 1999, the Company was delisted from the Nasdaq Small Cap Market. Following a hearing with Nasdaq in March 1999, Nasdaq concluded that the merger of MC Informatics, Inc. with and into a wholly-owned subsidiary of HealthDesk Corporation constituted a reverse merger with MC Informatics, Inc. being the acquiring corporation. As a result, Nasdaq required the Company to comply with the initial listing requirements to remain listed on the Nasdaq Small Cap Market. Because the Company did not meet these initial listing requirements, the Company was delisted. The trading of the Company's securities is now conducted on the NASD OTC Electronic Bulletin Board.

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

    CONTROL BY MANAGEMENT. As of June 30, 2000, the officers and directors of the Company beneficially owned, in the aggregate, in excess of 50% of the outstanding shares of Common Stock (assuming no exercise of outstanding warrants to purchase Common Stock). Accordingly, such persons, acting together, are in a position to control the election of all of the Company's directors and will thus control the management, policies and business operations of the Company. Such persons are also in a position to control the outcome of any matter submitted to a vote of the Company's shareholders.

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

                           Part II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Recent Sales of Unregistered Securities.

    In April 2000, the Company issued to three accredited investors warrants to purchase up to 750,000 shares of the Company's Common Stock at an exercise price of $1.00 per share, subject to adjustment.

    In May and June 2000, the Company issued to two accredited investors warrants to purchase up to 500,000 shares of the Company's Common Stock at an exercise price of $.60 per share, subject to adjustment.

    Between April and June 2000, the Company issued 10% Convertible Subordinated Secured Promissory Notes Due 2002 in the aggregate amount of $1,250,000, which notes are convertible upon the issuance of equity securities of the Company to one or more unrelated third parties in exchange for an aggregate of $2,000,000 or more, and such notes are convertible into such number of shares of equity securities offered in the financing as is equal to the principal and accrued but unpaid interest then outstanding under the note divided by the price per share of the equity securities offered in the equity financing.

    The issuances of securities of the Company in the above-referenced transactions were effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), as transactions not involving a public offering. Exemption from the registration provisions of the Securities Act is claimed on the basis that such transaction did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide.

         Dividends.

    Pursuant to state laws, the Company may be restricted from paying dividends to its shareholders as a result of its accumulated deficit as of June 30, 2000. In addition, the terms of the Company's bank financing agreement restrict the Company's ability to pay dividends on the Company's capital stock. The terms of the Company's 10% Convertible Subordinated Secured Promissory Notes Due 2002 also restrict the Company's ability to pay or set aside any amounts as dividends on its Common Stock and redeem or repurchase any shares of its Common Stock.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    At June 30, 2000, the Company was not in compliance with certain restrictive financial covenants under its bank financing agreement, and was in default of certain other provisions of the agreement. The agreement provides for a revolving line of credit of up to $1,700,000, which includes a $200,000 sub-facility for an equipment term loan and a $150,000 sub-limit for the issuance of letters of credit. The line of credit is collateralized by substantially all of the assets of the Company. As of June 30, 2000, the Company had $526,000 outstanding under this revolving line of credit and $134,000 outstanding on the equipment term loan.

    On April 11, 2000, the Company entered into an agreement with the bank which amended the bank financing agreement. The bank waived all violations of the financial covenants included in the financing agreement from inception up to and including March 31, 2000. As consideration for the amendment to the agreement, the Company repaid the over-advances on its borrowings under the line of credit in the aggregate amount of $504,000.

    At June 30, 2000, the Company was in default of its payment obligation related to the Company's acquisition of HSG Acquisitions, Inc., dba Inteck.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Annual Meeting of Shareholders of the Company was held on May 24, 2000.

         (b)      Omitted pursuant to Instruction 3 to Item 4 of Form 10-QSB.

         (c)(i)   Election of six directors as follows:

                                            For         Against        Withheld
                                            ---         -------        --------
                  Bill Childs          11,911,254          0               0
                  Joseph R. Dunham     11,911,254          0               0
                  David Joiner         11,911,254          0               0
                  John Pappajohn       11,911,254          0               0
                  Michael Richards     11,911,254          0               0
                  Bruce Ryan           11,911,254          0               0

         (c)(ii) Ratification of the appointment of BDO Seidman, LLP as the Company's independent certified public accountants for the fiscal year beginning January 1, 2000:

                           For:         5,860,379
                           Against:     6,040,875
                           Abstain:        10,000

         (d)      Not applicable.


ITEM 5.   OTHER INFORMATION

          None.


ITEM 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits.

                27.1   Financial Data Schedule

          (b)   Reports on Form 8-K.

                The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         MC INFORMATICS, INC.

Dated: August 14, 2000                   By: /s/ DONALD JACOBS
                                             ----------------------------------
                                             Donald Jacobs
                                             Acting Chief Financial Officer and
                                             Principal Accounting Officer

                                  EXHIBIT INDEX


Exhibit No.                  Description
-----------                  -----------

27.1                         Financial Data Schedule