Form 10QSB
period 2000-09-30
MC INFORMATICS INC
filed 2000-11-20
CIK 1023767

================================================================================

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

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


                       720 S. COLORADO BOULEVARD, SUITE 610 S
                            DENVER, COLORADO 80246
                    (Address of principal executive offices)

                                 (303) 759-5511
                (Company's telephone number, including area code)


                                  NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 17, 2000, there were 15,589,291 shares of the Company's Common Stock outstanding and warrants to purchase 4,095,000 shares of Common Stock outstanding.

================================================================================

                         Part I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                             MC INFORMATICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               September 30, 2000
                                   (Unaudited)


                        ASSETS

Current assets:
  Cash and cash equivalents                              $    75,997
  Accounts receivable, net                                   733,545
  Prepaid expenses and other current assets                  171,567
                                                         ------------
Total current assets                                         981,109
Property and equipment, net                                  303,374
Goodwill, net                                              1,897,586
Other assets                                                  56,493
                                                         ------------
     Total assets                                        $ 3,238,562
                                                         ============

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Revolving lines of credit                              $   692,478
  Current obligations related to business acquisitions       744,983
  Notes payable to related parties                         1,481,865
  Accounts payable                                           152,727
  Accrued liabilities                                        243,895
  Other current liabilities                                   45,634
                                                         ------------
   Total current liabilities                               3,361,582
                                                         ------------

Shareholders' equity:
  Preferred Stock, no par value. Authorized 3,000,000
   shares. Series C 6% Convertible Preferred Stock,
   $.01 par value.  Issued and outstanding 1,012,500
   (aggregate liquidation preference of $2,025,000)        2,432,257
  Common Stock, no par value.  Authorized 40,000,000
   shares; issued and outstanding 15,589,291 shares        4,357,976
  Unearned compensation                                      (73,348)
  Accumulated deficit                                     (6,839,905)
                                                         ------------
   Total shareholders' equity                               (123,020)
                                                         ------------
     Total liabilities and shareholders' equity          $ 3,238,562
                                                         ============

    See accompanying notes to condensed consolidated financial statements.

                                             MC INFORMATICS, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)
                                                            Three Months                        Nine Months
                                                         Ended September 30,                Ended September 30,
                                                    -----------------------------      -----------------------------
                                                         2000            1999               2000            1999
                                                    -------------   -------------      -------------   -------------
Revenues                                            $    655,771    $  2,471,756       $  3,057,752    $  6,665,751
Direct expenses                                          838,067       2,029,218          3,403,659       4,922,812
                                                    -------------   -------------      -------------   -------------
   Gross profit (loss)                                  (182,296)        442,538           (345,907)      1,742,939

General and administrative expenses                      516,225       1,079,289          2,165,678       2,973,363
                                                    -------------   -------------      -------------   -------------
Loss from operations                                    (698,521)       (636,751)        (2,511,585)     (1,230,424)
Interest expense                                         111,535          23,364            203,243         152,005
                                                    -------------   -------------      -------------   -------------
Loss before provision for income taxes                  (810,056)       (660,115)        (2,714,828)     (1,382,429)
Provision for income taxes                                   400             400              2,630           1,200
                                                    -------------   -------------      -------------   -------------
Net loss                                            $   (810,456)   $   (660,515)      $ (2,717,458)   $ (1,383,629)
                                                    =============   =============      =============   =============

Net loss per share, basic and diluted               $      (0.06)   $      (0.04)      $      (0.18)   $      (0.11)
                                                    =============   =============      =============   =============

Weighted average number of shares of Common Stock,
basic and diluted                                     15,589,291      15,224,291         15,589,291      13,066,530
                                                    =============   =============      =============   =============

                    See accompanying notes to condensed consolidated financial statements.

                                        MC INFORMATICS, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                                              Nine Months Ended September 30,
                                                                                    2000           1999
                                                                               -------------   -------------
Cash flows from operating activities:
 Net loss                                                                      $ (2,717,458)   $ (1,383,629)
 Adjustments to reconcile net loss to net cash used
 in operating activities:
  Depreciation and amortization                                                     388,296          86,091
  Amortization of unearned compensation for employee options                         40,009              --
  Non-cash financing cost associated with discounted Common Stock                        --         131,250
  Stock option issued as compensation                                                    --          48,792
  Changes in operating assets and liabilities:
   Accounts receivable                                                            1,100,057        (988,968)
   Prepaid expenses and other current assets                                        170,893         (84,885)
   Other assets                                                                     ( 1,151)        (33,324)
   Accounts payable                                                                (505,277)        419,120
   Accrued liabilities                                                              (85,265)       (248,466)
   Other current liabilities                                                        (73,514)             --
                                                                               -------------   -------------
    Net cash used in operating activities                                        (1,683,410)     (2,054,019)
                                                                               -------------   -------------
Cash flows from investing activities:
 Purchases of property and equipment                                                 (4,057)       (370,340)
 Proceeds from disposal of equipment                                                 42,249              --
 Collection of notes receivable from related party                                       --       1,111,819
 Cash received upon reverse acquisition                                                  --         871,267
 Advances to related parties                                                             --        (172,085)
 Acquisition of Medical Systems Solutions                                                --        (195,264)
                                                                               -------------   -------------
    Net cash provided by investing activities                                        38,192       1,245,397
                                                                               -------------   -------------
Cash flows from financing activities:
 Repayment of notes payable to the bank                                            (518,689)       (801,319)
 Proceeds from notes payable to related parties                                   1,750,000              --
 Repayment of notes payable and obligations to related parties                     (146,600)             --
 Collection of pre-merger subscription receivable                                        --         725,000
 Net proceeds from note payable to bank                                                  --         725,000
 Proceeds from long term debt                                                            --         142,211
                                                                               -------------   -------------
    Net cash provided by financing activities                                     1,084,711         790,892
                                                                               -------------   -------------
    Net increase (decrease) in cash and cash equivalents                           (560,507)        443,448

Cash and cash equivalents at beginning of period                                    636,504          17,730
                                                                               -------------   -------------
Cash and cash equivalents at end of period                                     $     75,997    $         --
                                                                               =============   =============
Supplemental disclosures of non-cash investing and financing activities:

     Issuance of common stock upon conversion of acquisition
        obligation                                                             $    300,000    $         --
                                                                               =============   =============
     Warrants issued in connection with issuance of
        subordinated promissory notes                                          $    312,179    $         --
                                                                               =============   =============

                See accompanying notes to condensed consolidated financial statements.

                              MC INFORMATICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation and Business

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission without audit. The unaudited condensed consolidated financial statements include all adjustments, consisting of all normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of September 30, 2000 and the results of operations and cash flows for the related interim periods ended September 30, 2000 and 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 or any other period.

    The accounting policies followed by the Company and other information are contained in the notes to the Company's consolidated financial statements filed on April 17, 2000 as part of the Company's annual report on Form 10-KSB/A. This quarterly report should be read in conjunction with such annual report.

    During the quarter and nine months ended September 30, 2000, the Company experienced a net loss totaling $810,456 and $2,717,458, respectively, and had negative cash flows from operations for the nine months ended September 30, 2000 totaling $1.7 million. In addition, the Company had a working capital deficit totaling $2.4 million and an accumulated deficit of $6.8 million at September 30, 2000. The Company will require additional sources of liquidity through debt or equity financing. However, there can be no assurance that any additional financing will be available to the Company on a timely basis or on acceptable terms or at all. The inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.


2.  Earnings (Loss) Per Common Share

    Basic earnings (loss) per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted from the dilutive potential effect of common stock instruments. The net loss for the nine months ended September 30, 2000 has been adjusted by $90,875 for dividends during such period on the Company's Preferred Stock to arrive at the basic loss per share of Common Stock.

3.  Revolving Lines of Credit

    On May 28, 1999, the Company entered into an agreement with a bank for a revolving line of credit of up to $1,700,000, which includes a $200,000 sub-facility for an equipment term loan and a $150,000 sub-limit for the issuance of letters of credit. As of September 30, 2000, the Company had $526,000 outstanding under the revolving line of credit and $122,000 outstanding on the equipment term loan. No amounts are available under this revolving line of credit at September 30, 2000.

    The line of credit is collateralized by substantially all of the assets of the Company and bears interest at the bank's prime rate plus 1.5%. The original terms of the revolving line of credit provided for monthly payments of interest only, with the unpaid principal balance and accrued interest originally due on May 26, 2000. The equipment term loan is payable in monthly installments of interest only at the bank's prime rate plus 1.5% through May 27, 2000, at which time the outstanding balance was to be payable in equal monthly principal and interest installments through May 26, 2003.

    The bank financing agreement contains a restrictive financial covenant. At September 30, 2000, the Company was not in compliance with the restrictive covenant.

    On April 11, 2000, the Company entered into an agreement with the bank which amended the bank financing agreement. Pursuant to this amendment, the bank extended the maturity date to the earlier of (i) January 31, 2001, or (ii) the date upon which the Company successfully raises $3,000,000 or more of debt or equity financing, as defined in the amended agreement. In addition, the bank waived all violations of the financial covenants included in the bank financing agreement from inception up to and including March 31, 2000, and as of April 1, 2000, eliminated all previous financial covenants and added one new financial covenant. As consideration for the amendment to the bank financing agreement, the Company repaid the over-advances on its borrowings under the revolving line of credit in the aggregate amount of approximately $504,000. Additionally, all borrowings with the bank are now personally guaranteed by an individual who is a member of the Board of Directors and a significant shareholder of the Company. In connection with the amended bank financing agreement, all amounts due have been presented under the caption revolving lines of credit in the accompanying condensed consolidated balance sheet.

4.  Notes Payable to Related Parties

    Between March 2000 and September 2000, the Company received an aggregate of $1,750,000 from certain members of the Company's Board of Directors and related parties. Such advances have been exchanged for 10% convertible subordinated secured promissory notes, pursuant to which interest accrues at a rate of 10% per annum and is payable in semi-annual installments. All principal and accrued but unpaid interest is due and payable in 2002. Included with such notes are warrants to purchase 1,750,000 shares of the Company's Common Stock. The warrants are exercisable at $1.00 to $0.28 per share and expire in 2005. The Company has ascribed an estimated fair value to the warrants aggregating $312,179 and, accordingly, has discounted the subordinated secured promissory notes balance as of the date of issuance. Such discount is recognized as additional interest expense over the two-year life of the notes.

5.  Subsequent Event

    Between October 2000 and November 2000, the Company received an aggregate of $385,000 from certain members of the Company's Board of Directors and related parties. It is the intent of the Company that such advances will be exchanged for 10% convertible subordinated secured promissory notes, pursuant to which interest will accrue at a rate of 10% per annum and will be payable in 2002, or may be due and payable upon demand. The terms of these notes have not been finalized.

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


RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                   Three Months Ended September 30,   Nine Months Ended September 30,
                                                    ----------------------------       ----------------------------
                                                         2000          1999                  2000          1999
                                                    -------------  -------------       -------------  -------------
Revenues..........................................      100.0%         100.0%               100.0%         100.0%
Direct expenses...................................      127.8           82.1                111.3           73.9
                                                    -------------  -------------       -------------  -------------

Gross profit (loss)...............................      (27.8)          17.9                (11.3)          26.1

General and administrative expenses...............       78.7           43.7                 70.8           44.6
                                                    -------------  -------------       -------------  -------------

Loss from operations..............................     (106.5)         (25.8)               (82.1)         (18.5)

Interest expense..................................       17.0             .01                 6.7            2.3
                                                    -------------  -------------       -------------  -------------

Loss before provision for income taxes............     (123.5)         (26.7)               (88.8)         (20.8)
Provision for income taxes........................         .1           --                   --             --
                                                    -------------  -------------       -------------  -------------

Net loss..........................................     (123.6)%        (26.7)%              (88.8)%        (20.8)%
                                                    =============  =============       =============  =============


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

    REVENUES. The Company's revenues for the quarter ended September 30, 2000 were $ 655,771 as compared to $2.5 million for the quarter ended September 30, 1999, a decrease of $1.8 million or 276.9%. This decrease was primarily a result of a reduction in the Company's overall business in the third quarter of 2000. This reduction in business resulted from the completion of engagements with the Company's four largest customers and not being able to replace these engagements with new ones.

    GROSS PROFIT (LOSS). The Company reported a gross loss of $182,296 for the quarter ended September 30, 2000 as compared to a gross profit of $442,538 for the same period in 1999. The decrease in gross profit was primarily due to the reduction in the Company's overall business in the third quarter of 2000, which resulted in many consultants not being billable for a period of time or being laid off.

    GENERAL AND ADMINISTRATIVE EXPENSE. During the third quarter of 2000, general and administrative expenses decreased by 109.1% to $516,225 from $1.1 million for the same period in 1999. This decrease was primarily due to a reduction of employees, including the COO.

    INTEREST EXPENSE. During the third quarter of 2000, interest expense increased $88,171 to $111,535 from $23,364 for the same period in 1999. The increase was primarily due to recognition of interest on related party notes and amortization of the related warrant valuation.

    INCOME TAXES. Income taxes were nominal as the Company is in a loss carryforward position for federal income tax purposes. At September 30, 2000, the components of the Company's deferred tax assets and liabilities were comprised primarily of the future tax benefit of the Company's net operating loss carryforwards of approximately $5.6 million.

    The utilization of the net operating loss carryforwards could be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of deferred tax assets is not more likely than not. Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of September 30, 2000.

    NET LOSS. Net loss for the quarter ended September 30, 2000 was $810,456 as compared to a net loss of $660,515 for the same period in 1999. The net loss in 2000 was primarily attributable to the decrease in revenue during the third quarter of 2000. This decline in business during the third quarter of 2000 resulted in an unusual number of Company consultants not being billable and/or being laid off, which further resulted in the Company incurring significant costs associated with the severance of these consultants.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

    REVENUES. The Company's revenues for the nine months ended September 30, 2000 were $3.1 million as compared to $6.7 million for the nine months ended September 30, 1999, a decrease of $3.6 million or 54.1%. This decrease was primarily a result of the completion of engagements with the Company's four largest customers and not being able to replace these engagements with new ones. This reduction in business resulted in many consultants not being billable for a period of time or being laid off.

    GROSS PROFIT (LOSS). The Company reported a gross loss of $345,907 for the nine months ended September 30, 2000 as compared to a gross profit of $1.7 million for the same period in 1999. The increase in gross loss was primarily due to the establishment of a new ASP division which incurred significant startup costs consisting principally of salary and travel expenses, and the reduction in the Company's overall business in the first nine months of 2000. This reduction in business during the first nine months of 2000 resulted in several consultants not being billable for a period of time or being laid off.

    GENERAL AND ADMINISTRATIVE EXPENSE. During the first nine months of 2000, general and administrative expenses decreased by 27% to $2.2 million from $3.0 million for the same period in 1999. This decrease was primarily due to a decrease in personnel, including the COO.

    INTEREST EXPENSE. During the first nine months of 2000, interest expense increased $52,238 to $204,243 from $152,005 for the same period in 1999. The increase was primarily due to recognition of interest on related party notes and amortization of the related warrant valuation.

    INCOME TAXES. Income taxes were nominal in both respective periods as the Company is in a loss carryforward position for federal income tax purposes. At September 30, 2000, the components of the Company's deferred tax assets and liabilities were comprised primarily of the future tax benefit of the Company's net operating loss carryforwards of approximately $5.6 million.

    The utilization of the net operating loss carryforwards could be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of deferred tax assets is not more likely than not. Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of September 30, 2000.

    NET LOSS. Net loss for the nine months ended September 30, 2000 was $2.7 million as compared to a net loss of $1.4 million for the same period in 1999. The net loss in 2000 was primarily attributable to the establishment of a new ASP division that incurred significant start-up expenses without realizing significant revenues and the severe decrease in revenue during the first nine months of 2000. This decline in business in 2000 resulted in an unusual number of Company consultants not being billable and/or being laid off, which further resulted in the Company incurring significant costs associated with the severance of these consultants.


LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 2000, the Company had a working capital deficiency of $2.4 million, an accumulated deficit of $6.8 million and $75,997 in cash.

    Cash used in the Company's operating activities decreased to $1.7 million during the period ended September 30, 2000 from $2.1 million in the same period of 1999, primarily as a result of the net loss partially offset by a decrease in accounts receivable.

    Cash provided in the Company's investing activities totaled $38,000 for the nine months ended September 30, 2000 as compared to cash provided by investing activities of $1.2 million during the same period of 1999. During 1999, the Company collected proceeds of $871,000 upon the merger with HealthDesk and collected $1.1 million from a related party note receivable, which proceeds were offset by $370,000 in capital expenditures and $172,000 in advances to shareholders, and $195,000 used to acquire Medical Systems Solutions.

    Cash provided by the Company's financing activities totaled $1.1 million for the nine months ended September 30, 2000 and $791,000 for the same period in 1999. The amount in 2000 consisted of $519,000 repayment of notes payable to the bank, $147,000 repayment of notes payable and obligations to related parties, offset by $1.75 million of proceeds from notes payable from related parties. The amount in 1999 consisted of $801,000 repayment of notes payable to a related party, proceeds of $725,000 from the collection of a pre-merger subscription receivable, and net proceeds of $867,000 from the bank.

    In May 1999, the Company entered into an agreement with a financial institution for a revolving line of credit of up to $1.7 million, which includes a $200,000 sub-facility for an equipment term loan and a $122,000 sub-facility for the issuance of letters of credit. The line of credit bears interest at the bank's prime rate plus 1.5%. This line of credit is collateralized by substantially all of the assets of the Company. At September 30, 2000, the Company had $526,000 outstanding under the revolving line of credit and $122,000 outstanding under the equipment term loan. As of September 30, 2000, the Company had no amounts available under the line of credit.

    The bank financing agreement contains certain restrictive financial covenants. On April 11, 2000, the Company entered into an agreement with the bank which amended the bank financing agreement. The bank waived all violations of the financial covenants included in the financing agreement from inception up to and including March 31, 2000, and, as of April 1, 2000, eliminated all previous financial covenants and added one new financial covenant. As consideration for the amendment to the bank financing agreement, as of June 7, 2000, the Company had repaid the over-advances on its borrowings under the revolving line of credit in the aggregate amount of approximately $504,000. Additionally, all borrowings with the bank are now personally guaranteed by an individual who is a member of the Board of Directors and a significant shareholder of the Company. At September 30, 2000, the Company was not in compliance with the restrictive financial covenant.

    The accompanying condensed consolidated financial statements contained elsewhere in this report have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and negative cash flows from operations. In addition, as described above, the Company had a working capital deficiency at September 30, 2000 and is in default under the terms of its bank financing agreement and obligations related to business acquisitions. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. As a result, the Company's report from its independent auditors for its consolidated financial statements as of and for the year ended December 31, 1999 contains an explanatory paragraph that describes the uncertainty as to the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    The Company believes that it will have to obtain additional funds to meet its projected cash requirements and fund its operations for the next twelve months. During early 2000, the Company took certain actions in an effort to become profitable and improve cash flows from operations in the future. Management implemented a cost reduction program and developed and continues to implement plans to reduce existing cost structures, improve operating efficiencies and strengthen the Company's operating infrastructure. The Company is also implementing a corporate finance program designed to improve its working capital structure by considering certain financing alternatives. Such alternatives include a proposed private placement of certain debt and/or equity securities during the fourth quarter of 2000. In addition, the Company has amended its existing bank financing agreement. Although the Company has been successful in obtaining working capital to fund operations to date, there can be no assurances that the Company will be able to generate additional capital in the future or secure additional financing with reasonable terms, if at all. In addition, there can be no assurance that the Company's funding requirements or cash used in operating activities will not increase significantly as a result of unforeseen circumstances. The inability to obtain such financing could have a material adverse effect on the business, financial condition and results of operations of the Company.

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

    LACK OF SUFFICIENT REVENUES; SIGNIFICANT AND CONTINUING LOSSES. The Company has not achieved annual profitability and management cannot be certain that the Company will realize sufficient revenues to achieve profitability. As of September 30, 2000, the Company had an accumulated deficit of $6.8 million. There can be no assurance that the Company will be able to generate meaningful revenues or achieve profitable operations.

    GOING CONCERN. The Company received a report from its independent certified public accountants for the Company's fiscal year ended December 31, 1999 containing an explanatory paragraph that describes the uncertainty related to the substantial doubt about the Company's ability to continue as a going concern due to, among other factors, the Company's recurring losses from operations, negative cash flows from operations and its working capital deficiency at December 31, 1999.

    NEGATIVE CASH FLOW; NEED FOR ADDITIONAL FINANCING. The Company obtained a $1.7 million revolving line of credit from a bank in May 1999. In October 1999, the remaining amount available under the line of credit was utilized for the acquisition of HSG Acquisitions, Inc., dba Inteck. In November and December 1999, the Company engaged in a private equity offering of shares of Series C 6% Convertible Preferred Stock, resulting in net cash proceeds of $2.0 million. Between March and September 2000, the Company received an aggregate of $1.75 million from certain members of its Board of Directors and related parties in exchange for 10% Convertible Subordinated Secured Promissory Notes Due 2002 and warrants to purchase up to 1,750,000 shares of the Company's Common Stock. The Company's capital requirements are expected to continue to be significant and the Company believes that it will have to obtain additional funds to meet its projected cash requirements for the next twelve months. There can be no assurance that the Company will be able to secure additional financing with reasonable terms, if at all, or that the Company's funding requirements will not increase significantly as a result of unforeseen circumstances or that the Company's cash used in operating activities will not increase. In the event the Company exceeds its projected cash requirements, there can be no assurance that the Company would be able to obtain public or private third-party sources of financing, or that favorable terms for such financing would be available. In addition, given the trading history of the Company's Common Stock and warrants to purchase Common Stock, there can be no assurance that the Company will be able to raise additional cash through public or private offerings of its Common Stock. Any of these developments could materially adversely affect the Company's business, financial condition and results of operations.

    ABILITY TO IMPLEMENT ASP STRATEGY. The Company only recently expanded its business to include an ASP component. There can be no assurance that the Company will be able to assess accurately the investment required to negotiate and perform in a profitable manner any of its ASP contracts. The Company recorded a net loss of $2.7 million for its first three quarters of 2000, which loss was primarily attributable to the establishment of the Company's new ASP division. During the first three quarters of 2000, the Company incurred significant start-up expenses without realizing significant revenues with respect to its ASP division.

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

    STRUCTURE OF CLIENT ENGAGEMENTS. Due to the structure of client engagements, the Company typically provides services to its clients on a project-by-project basis. As a result, the amount of personnel required to meet the Company's contractual obligations at a given time varies depending on client demands and the contractual arrangements then in place. This volatility can result in indefinite periods in which certain or all Company consultants may not be billable. In 1999 and during the first nine months of 2000, the Company was forced to lay off many of its consultants. There can be no assurance that the Company will require the services of such individuals in the future, or, if the Company does require their services, that such consultants will return to work for the Company or will refrain from working for competitors. This uncertainty may negatively impact relationships between the Company and its employees which, in turn, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    DELISTING OF SECURITIES FROM NASDAQ SYSTEM; DISCLOSURE RELATING TO LOW-PRICED STOCKS. On September 9, 1999, the Company was delisted from the Nasdaq Small Cap Market. Following a hearing with Nasdaq in March 1999, Nasdaq concluded that the merger of MC Informatics, Inc. with and into a wholly-owned subsidiary of HealthDesk Corporation constituted a reverse merger with MC Informatics, Inc. being the acquiring corporation. As a result, Nasdaq required the Company to comply with the initial listing requirements to remain listed on the Nasdaq Small Cap Market. Because the Company did not meet these initial listing requirements, the Company was delisted. The trading of the Company's securities is now conducted on the NASD OTC Electronic Bulletin Board.

    Due to the delisting, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities. In addition, the trading of securities is subject to certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market liquidity of the Common Stock and the ability of shareholders to sell their Common Stock in the tertiary market. There can be no assurance that the Company's Common Stock will be listed on Nasdaq in the foreseeable future.

    CONTROL BY MANAGEMENT. As of September 30, 2000, the officers and directors of the Company beneficially owned, in the aggregate, in excess of 50% of the outstanding shares of Common Stock (assuming no exercise of outstanding warrants to purchase Common Stock). Accordingly, such persons, acting together, are in a position to control the election of all of the Company's directors and will thus control the management, policies and business operations of the Company. Such persons are also in a position to control the outcome of any matter submitted to a vote of the Company's shareholders.

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


ITEM 1.  LEGAL PROCEEDINGS

         None.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Recent Sales of Unregistered Securities.

    In July 2000, the Company issued to one accredited investor warrants to purchase up to 250,000 shares of the Company's Common Stock at an exercise price of $0.63 per share, subject to adjustment.

    In August 2000, the Company issued to one accredited investor warrants to purchase up to 250,000 shares of the Company's Common Stock at an exercise price of $0.28 per share, subject to adjustment.

    Between April and September 2000, the Company issued 10% Convertible Subordinated Secured Promissory Notes Due 2002 in the aggregate amount of $1,750,000, which notes are convertible upon the issuance of equity securities of the Company to one or more unrelated third parties in exchange for an aggregate of $2,000,000 or more, and such notes are convertible into such number of shares of equity securities offered in the financing as is equal to the principal and accrued but unpaid interest then outstanding under the note divided by the price per share of the equity securities offered in the equity financing.

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

         Dividends.

    Pursuant to state laws, the Company may be restricted from paying dividends to its shareholders as a result of its accumulated deficit as of September 30, 2000. In addition, the terms of the Company's bank financing agreement restrict the Company's ability to pay dividends on the Company's capital stock. The terms of the Company's 10% Convertible Subordinated Secured Promissory Notes Due 2002 also restrict the Company's ability to pay or set aside any amounts as dividends on its Common Stock and redeem or repurchase any shares of its Common Stock.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    At September 30, 2000, the Company was not in compliance with certain restrictive financial covenants under its bank financing agreement, and was in default of certain other provisions of the agreement. The agreement provides for a revolving line of credit of up to $1,700,000, which includes a $200,000 sub-facility for an equipment term loan and a $150,000 sub-limit for the issuance of letters of credit. The line of credit is collateralized by substantially all of the assets of the Company. As of September 30, 2000, the Company had $526,000 outstanding under this revolving line of credit and $122,000 outstanding on the equipment term loan.

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

    At September 30, 2000, the Company was in default of its payment obligation related to the Company's acquisition of HSG Acquisitions, Inc., dba Inteck.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.   OTHER INFORMATION

          Not applicable.

ITEM 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits.

                27.1   Financial Data Schedule

          (b)   Reports on Form 8-K.

                The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           MC INFORMATICS, INC.

Dated: November 20, 2000                   By: /s/ DONALD JACOBS
                                             ----------------------------------
                                             Donald Jacobs
                                             Acting Chief Financial Officer and
                                             Principal Accounting Officer

                                  EXHIBIT INDEX


Exhibit No.                  Description
-----------                  -----------

27.1                         Financial Data Schedule